Form 10-K405
period 1997-12-28
FFP MARKETING CO INC
filed 1998-04-13
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X|Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 28, 1997, or

      |_|Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _______________ to _______________

                           Commission File No. 1-13727

                           FFP MARKETING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

              Texas                          75-2735779
 (State or other jurisdiction of          (I.R.S. employer
 incorporation or organization)        identification number)
                2801 Glenda Avenue; Fort Worth, Texas 76117-4391
          (Address of principal executive office, including zip code)

                                  817/838-4700
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act

     Title of Each Class            Name of Each Exchange on Which Registered
Common Shares, par value $0.01                American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of shares held by non-affiliates of the registrant at March 31, 1998, was $9,989,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the common shares of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.



                             Common Shares 3,779,415
                              Preferred Shares None
               (Number of shares outstanding as of March 31, 1998)

                                      INDEX

                                                                       Page
Part I
   Item 1.  Business                                                     1
   Item 2.  Properties                                                  10
   Item 3.  Legal Proceedings                                           11
   Item 4.  Submission of Matters to a Vote of Security Holders         11

Part II
   Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters                               12
   Item 6.  Selected Financial and Operating Data                       13
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14
   Item 7A. Quantitative  and  Qualitative   Disclosures  About
              Market Risk                                               23
   Item 8.  Financial Statements and Supplementary Data                 23
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       23

Part III
   Item 10. Directors and Executive Officers of the Registrant          24
   Item 11. Executive Compensation                                      27
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                            30
   Item 13. Certain Relationships and Related Transactions              33

Part IV
   Item 14. Exhibits, Financial Statements, Schedules and
              Reports on Form  8-K                                      37
Signatures                                                              39

                                     PART I

Item 1.  BUSINESS.

General Background

            FFP Marketing Company, Inc. ("FFP Marketing"), was formed in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"), in which the real estate used in its retail operations was retained by FFP Partners and all other assets and businesses were transferred to FFP Marketing. Unless the context requires otherwise, references in this report to "FFP Marketing" or to the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners, and also include the activities of their respective subsidiaries. Certain members of the senior management of FFP Marketing hold similar management positions with FFP Partners. As a result of the restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of FFP Marketing for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in FFP Marketing as they had held in FFP Partners.

            FFP Marketing operates convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores over an eleven state area. It also operates a money order company, selling money orders through its own outlets as well as through agents; sells motor fuel on a wholesale basis, primarily in Texas; and operates a motor fuel terminal and processing facility in Texas.

            The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391; its telephone number is 817.838.4700; its Internet web site is at http://www.ffpmarketing.com.

Operations

            Description of Operations. The Company commenced operations in May 1987 upon the purchase of its initial base of retail outlets from companies owned by members of its senior management and conducts its operations through its 100%-owned subsidiaries, FFP Operating Partners, L.P.; Direct Fuels, L.P; FFP Financial Services, L.P.; FFP Money Order Company, Inc.; Practical Tank Management, Inc.; and FFP Transportation, L.L.C.

            Convenience Stores. At year end 1997, FFP Marketing operated 207 convenience stores, an increase of 90 stores from the previous year end. This increase resulted from the acquisition in December 1997 of 94 stores from E-Z Serve Convenience Stores, offset by the sale of the merchandise operations of two convenience stores to independent operators {see Store Development}, the sale of four outlets in Missouri, and the conversion of two stores from independent operators to company operated outlets. The Company's stores are open seven days a week, offer extended hours (53 of the stores are open 24 hours a day, the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as health and beauty aids and magazines and, at all except two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 69 stores), some with limited in-store seating. During late 1993, the Company began installing small "express" franchises of Kentucky Fried Chicken(R) and Subway Sandwiches(R) in selected convenience stores. At the end of 1997 eight of its convenience stores had these or other branded food outlets in them. {See Store Development; Products, Store Design and Operation.} The convenience stores operate under several different trade names. The principal trade names are "Kwik Pantry," "Nu-Way," "Economy Drive-Ins," and "Taylor Food Mart."

            For fiscal year 1997, the convenience stores accounted for 36% (35% in 1996) of the Company's consolidated revenues. They had average weekly per store merchandise sales of $9,482 and motor fuel sales of 11,409 gallons. In fiscal 1996, average weekly sales were $9,454 of merchandise and 11,901 gallons of fuel.

            Truck Stops. At the end of 1997, the Company operated eleven truck stops, an increase of one from the previous year end, due to the renovation and reopening of a location that had been closed. The truck stops, which operate principally under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed towards truck drivers and the traveling public. Five of the truck stops have full service restaurants; the Company operates two of the restaurants and leases the other three to independent operators. Five of the other outlets offer prepared-to-order food service, including two outlets which have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one which has a Pizza Hut franchise within the store. One of the truck stops does not provide food service. In 1997, the truck stops (including their associated restaurants and food service facilities) accounted for 13% (13% in 1996) of the Company's consolidated revenues, with average weekly per outlet merchandise and food sales (including food service sales) of $17,704 ($17,192 in 1996) and fuel sales of 68,115 gallons (66,973 gallons in
1996).

            Motor  Fuel  Concessions  at  Independently  Operated  Outlets.  The
Company operated the motor fuel concession at 205 independently operated convenience stores at year end 1997, a decrease of one outlet since the prior year end. This decrease was the net result of the routine opening and closing of certain outlets and the addition of locations due to the sale of the merchandise operations of the two convenience stores, referred to above. Although the merchandise sale portion of the convenience store operations were sold, the Company retained the motor fuel concession at these locations. FFP Marketing owns the motor fuel inventory and the fuel pumps and underground storage tanks located at these independently operated convenience stores and provides the motor fuel supply for them. The actual sale of the motor fuel to the public is conducted by the operator of the outlet pursuant to contracts that generally obligate the Company to provide the motor fuel inventory, the fuel storage and dispensing equipment, and to maintain the fuel equipment while the store operator agrees to collection and remittance procedures. The convenience store operators are compensated by commissions based on profits and/or the volume of fuel sold. In those instances where the operator owns the real estate underlying his store, the contracts generally grant the Company the right of first refusal to purchase the operator's convenience store should it be offered for sale. Many of the contracts have renewal options and, based on past experience, the Company believes that a significant number of those contracts which do not have renewal options will be renegotiated and renewed upon expiration. In addition to the contractual arrangement between the store operator and the Company, 122 of these operators also lease or sublease the store building and land from FFP Marketing or companies affiliated with it.

            During fiscal 1997, these fuel concessions had average weekly per outlet fuel sales of 8,505 gallons as compared to 8,584 gallons in fiscal 1996. In 1997, these outlets accounted for 28% (26% in 1996) of the Company's consolidated revenues.

            Wholesale Fuel Sales. FFP Marketing sells motor fuel on a wholesale basis to smaller independent and regional chains of fuel retailers and to end users of fuels, such as contractors, operators of vehicle fleets, and public utilities. The Company has also been designated a "jobber" for Citgo, Chevron, Fina, Conoco, Texaco, Coastal, Diamond Shamrock, Sinclair, and Phillips 66. This designation enables the Company to qualify independent fuel retailers to operate as a branded outlet for the large oil company. FFP Marketing then supplies motor fuel to such retailers on a wholesale basis under contracts ranging from five to ten years. The Company makes purchases to fill specific orders by its branded wholesale customers.

            In June 1997, the Company completed the renovation of a bulk storage terminal and fuel processing facility located in Euless, Texas, that it had purchased in March 1996. The Company uses this facility to provide terminalling services (storage and delivery services) for other wholesalers of motor fuel and to separate commingled refined products into their component parts for sale to retailers and end users. The facility has storage for 235,000 barrels (9,879,000 gallons) of motor fuel and the capacity to process approximately 1,500 barrels per day of commingled product. The motor fuel obtained by separating commingled products is used by the Company to satisfy a portion of the fuel supply needs for it its own retail outlets and its wholesale customers.

            Management believes the Company's fuel wholesale activities enhance its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with independent operators of convenience stores that may, at some future time, be interested in entering into an agreement for FFP Marketing to take over the fuel concession at their outlets. {See Motor Fuel Concessions at Independently Operated Outlets.}

            In 1997, the Company's wholesale operations contributed 23% of consolidated revenues (24% in 1996).

            Market Strategy. The Company's market strategy emphasizes the operation and development of existing stores and retail outlets in small communities rather than metropolitan markets. In general, the Company believes stores in communities with populations of 50,000 or less experience a more favorable operating environment, primarily due to less competition from larger national or regional chains and access to a higher quality and more stable labor force. In addition, costs of land, reflected in both new store development costs and acquisition prices for existing stores and retail outlets, are generally lower in small communities. As a result of these factors, the Company believes this market strategy enables it to achieve a higher average return on investment than would be achieved by operating primarily in metropolitan markets.

            Store Development. In early 1994 in its continuing endeavor to increase the productivity and operating efficiency of its existing store base, management identified outlets that it believed would contribute more to the earnings of FFP Marketing if operated by independent operators rather than by the Company. Shortly thereafter, the Company undertook a program to sell the merchandise operations of these outlets to independent operators and through the end of 1997 has completed the sale of the merchandise operations at 45 locations. Because of their different overhead structure, independent operators are often able to operate the stores less expensively than can the Company. These sales were structured such that FFP Marketing retained the leasehold interest in the property and subleased the land and building to the operator for a five year period with a five year renewal option. The Company also entered into an agreement to operate the fuel concession at these locations. {See Motor Fuel Concessions at Independently Operated Outlets.} Management believes that the sales of these operations and the resulting combination of rents, fuel profits, and other ancillary income enhance the profitability of these outlets to FFP Marketing. The Company is continuing to pursue sales of the merchandise operation of additional stores.

            In addition to the sales of the  merchandise  operations  at certain convenience stores, discussed above, management is seeking other ways to increase the productivity of the Company's present base of convenience store and truck stop outlets. As a part of this endeavor, the Company has installed limited-menu "express" outlets of national food franchises in some of the Company's outlets. FFP Marketing operates combination Kentucky Fried Chicken/Taco Bell outlets in two truck stops, a Pizza Hut outlet in one truck stop, Kentucky Fried Chicken outlets in two convenience stores, a Blimpie's Sandwich franchise in two stores, a Subway Sandwich franchise in one store, and regional fast food franchises in three convenience stores. The Company's experience with this type of food service operation indicates that it increases store traffic because it offers the advantage of national and regional name-brand recognition and advertising. In addition, the training and operational programs of these franchisors provide a consistent and high-quality product to customers. Management is evaluating the existing operations to determine if it would be appropriate to install additional outlets of this type in other locations. It is also evaluating the relative merits of the various types of franchises.

            In addition to working to enhance the performance of its existing outlets, the Company also seeks opportunities to acquire operating outlets at attractive prices. In December 1997, the Company completed the purchase of 94 convenience stores from a single seller. The stores acquired are all located in states in which FFP Marketing had operations and about 80% of them are in Texas. The Company believes that this acquisition will have a positive impact on its earnings and cash flow because it will be able to operate the additional stores with minimal additional overhead. While additional field supervisory personnel will be added, purchasing and accounting for the stores will require minimal additional administrative staff.

            Opportunities to expand the operation of motor fuel concessions at independently operated convenience stores are limited by competitive factors, including the existence of established facilities at most independent convenience stores. However, the Company continues to pursue the acquisition of this type of outlet principally by the development of relationships through its fuel wholesaling operations.

            Products, Store Design, and Operation. The number and type of merchandise items stocked in the convenience stores varies from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the convenience stores and truck stops offer fast foods such as hot dogs, pre-packaged sandwiches and other foods, and fountain drinks. Sixty-one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, french fries, and made-to-order sandwiches. Also, as discussed above eight convenience stores and three truck stops have small "express" outlets of national or regional fast-food franchises.

            Products carried in the stores and services offered by them are reviewed on a continuing basis to ensure a competitive product selection. New products and services are added from time to time with special emphasis being given to those goods or services that carry a higher gross profit margin than the Company's overall average, will increase customer traffic within the stores, or complement other items already carried by the stores. Due to the geographic distribution of the Company's stores and the variety of trade names under which they are operated, the use of advertising is limited to location signage, point-of-sale promotional materials, advertisements in local newspapers, and locally distributed flyers.

            Over the last several years, the Company has increased the number of its outlets which are affiliated with a large oil company, referred to as "branded" outlets. In March 1997, the Company operated 285 branded outlets as compared to 221 in 1996. The increase was due primarily to the December 1997 purchase of convenience stores referred to above. By way of comparison, the Company had 65 branded outlets in 1990. The Company's outlets are branded Citgo, Chevron, Fina, Conoco, Diamond Shamrock, Texaco, and Coastal. Branded locations generally have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. The Company continues to evaluate the desirability of branding additional outlets. In addition to the Company operated convenience stores, truck stops, and fuel concessions at independently operated outlets that are branded, the Company also serves as a wholesale distributor to 185 branded retail outlets.

            Merchandise Supply. Based on competitive bids, the Company has selected a single company as the primary grocery and merchandise supplier to its convenience stores and truck stops. However, some merchandise items, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company believes it could replace any of its merchandise suppliers, including its primary merchandise supplier, with no significant adverse effect on its operations.

            Motor Fuel Supply. The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company which branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Fuel is purchased from approximately 40 vendors, although the purchases are concentrated in a few vendors, largely due to the number of branded outlets. However, management believes that the competitiveness for retail outlets among oil companies is such that the company could find alternative supply sources if the need to do so arose.

            During recent years, the Company has not experienced any difficulties in obtaining sufficient quantities of motor fuel to satisfy retail sales requirements. However, unanticipated national or international events could result in a curtailment of motor fuel supplies to FFP Marketing, thereby adversely affecting motor fuel sales. In addition, management believes a significant portion of its merchandise sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of the Company's operations, as well.

Competition

            The convenience store industry is highly competitive. Most convenience stores and an increasing number of traditional grocery stores in the Company's market areas sell motor fuel; in addition, merchandise similar or identical to that sold by the Company's stores is generally available to competitors. In addition to independently operated and national and regional chains of convenience stores, FFP Marketing also competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. Major oil companies are also becoming a significant factor in the convenience store industry as they convert outlets that previously sold only motor fuel to convenience stores; however, major oil company stores generally carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets. Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company.

            FFP Marketing believes each of its retail outlets generally competes with other retailers that are within a radius of one to two miles of its locations, and believes that its outlets compete based on accessibility, the variety of products and services offered, extended hours of operation, price, and prompt check-out service.

            The Company's wholesale fuel operation is also very competitive. Management believes this business is highly price sensitive, although the ability to compete is also dependent upon providing quality products and reliable delivery schedules. The Company's wholesale fuel operation competes for customers with large integrated oil companies and smaller, independent refiners, and fuel jobbers, some of which have greater financial resources than FFP
Marketing.  Management  believes it can  compete  effectively  in this  business because of the Company's purchasing economies, numerous supply sources, including the commingled fuel processed at its fuel processing plant, and the reluctance of many larger suppliers to sell to smaller customers.

Employees

            At  March  15,  1998,  the  FFP  Marketing   employed  1,688  people
(including part-time employees).

            There are no collective bargaining agreements between FFP Marketing and any of its employees and management believes the relationship with employees of the Company is good.

Trademarks and Trade Names

            FFP Marketing's convenience stores and truck stops are operated under a variety of trade names, including "Kwik Pantry," "Nu-Way," "Economy," "Dynamic Minute Mart," "Taylor's Food Stores," "Drivers," and "Drivers Diner." New outlets generally use the trade name of the Company's stores predominant in the geographic area where the new store is located. The Company sells money orders in its outlets, and through agents, under the service mark "Financial Express Money Order Company." The money orders are produced using a computer controlled laser printing system developed by the Company. This system is also marketed to third parties under the name of "Lazer Wizard."

            Eight of the Company's truck stops operate under the trade name of "Drivers;" the three other truck stops use the same trade name as the Company's convenience stores in the area in which they are located.

            The Company has registered the names "Kwik Pantry," "Drivers," "Drivers Diner," "Financial Express Money Order Company," and "Lazer Wizard" as service marks or trademarks under federal law.

Insurance

            The Company carries workers' compensation insurance in all states in which it operates.

            The Company maintains liability coverages for its vehicles which meet or exceed state requirements but it does not carry automobile physical damage insurance. Insurance covering physical damage of properties owned by the Company is generally carried only for selected properties. The Company maintains property damage coverage on leased properties as required by the terms of the leases thereon and maintains property damage coverage on other properties as it deems appropriate.

            The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance. The Company does not maintain any insurance covering losses due to environmental contamination. {See Government Regulation - Environmental Regulation.}

            The Company monitors the insurance markets and modifies its insurance coverages from time-to-time, both adding and eliminating coverage, as it believes appropriate at such time in light of changes in the Company's exposure to loss and the cost of insurance against such losses.

Government Regulation

            Alcoholic Beverage Licenses. The Company's retail outlets sell alcoholic beverages in areas where such sales are legally permitted. The sale of alcoholic beverages is generally regulated by state and local laws which grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, the regulatory agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed. The State of Texas requires that licenses for the sale of alcoholic beverages be held, directly or indirectly, only by individual residents of Texas or by companies controlled by such persons. Therefore, the Company has an agreement with a corporation controlled by John H. Harvison, its Chairman and Chief Executive Officer, which permits that corporation to sell alcoholic beverages in the Company's Texas outlets where such sales are legal.

            In many states, sellers of alcoholic beverages have been held responsible for damages caused by persons who purchased alcoholic beverages from them and who were at the time of the purchase, or subsequently became, intoxicated. Although the Company's retail operations have adopted procedures which are designed to minimize such liability, the potential exposure to the Company as a seller of alcoholic beverages is substantial. The Company's present liability insurance provides coverage, within its limits and subject to its deductibles, for this type of liability.

            Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. In particular, federal regulations issued in 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately and others are being phased in over a ten year period. However, all underground storage tanks must comply with all requirements by December 1998. The Company implemented a plan several years ago to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations on or before the December 1998 deadline and currently estimates the total cost to be incurred in 1998 to do so will range from $1,444,000 to $1,764,000.

            All states in which the Company has underground storage tanks have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaks in such tanks. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability, as well. Some of the funds require the Company to pay deductibles up to $25,000 per occurrence.

            Although the benefits afforded the Company as a result of the trust funds are substantial, the Company may not be able to recover through higher retail prices the costs associated with the fees and taxes which fund the trusts.

            Management believes the Company complies in all material respects with existing environmental laws and regulations and is not currently aware of any material capital expenditures, other than as discussed above, that will be required to further comply with such existing laws and regulations. However, new laws and regulations could be adopted which could require the Company to incur significant additional costs.

Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion or financing.

Item 2. PROPERTIES.

            FFP Marketing currently leases all real estate used in its retail operations. The following table summarizes the ownership status of such outlets as of March 27, 1998:

                                      Leased from
                         Leased       Affiliates       Leased
                          from          of the          from
                          FFP          Harvison       Unrelated
                        Partners        Family         Parties      Total
                                        Number of Locations
Convenience Stores
     Land                  42             52             111         205
     Buildings             93              4             108         205
Truck Stops
     Land                   2              8               1          11
     Building               7              3               1          11
Fuel concessions at
independently operated outlets
     Land                  18            104              83         205
     Buildings             66             56              83         205
Other/Not Active
     Land                  16              7               7          30
     Buildings             17              6               7          30
Total
     Land                  78            171             202         451
     Buildings            183             69             199         451

            The leases covering land and buildings leased from FFP Partners terminate December 31, 2002, with two five-year renewal options with renewals at the option of FFP Marketing. Upon each renewal, the rent will be adjusted by the increase in the consumer price index since January 1, 1998 (the date the leases were entered into). The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to FFP Marketing while the real estate used in the retail operations was retained by FFP Partners. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and its management's general experience in acting as lessor and lessee for similar properties. The management of FFP Marketing believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. However, FFP Marketing did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

            Leases covering  buildings  leased from FFP Partners located on land leased from affiliates of the Harvison Family (corporations, partnerships, trusts, and other business entities affiliated with John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and members of his family) or from unrelated parties terminate concurrently with the underlying ground lease. The leases on these properties were entered into in conjunction with the restructuring of FFP Partners discussed above and the lease rates on these locations were established in the same manner as described above for real estate leased from FFP Partners.

            Leases covering land or land and buildings leased from affiliates of the Harvison Family generally expire on May 31, 2002, and have one or two five-year renewal periods with renewal at the sole option of FFP Marketing. The monthly rent upon renewal will be adjusted by the increase in the consumer price index since the leases were entered into. Management believes the terms and conditions of these leases are more favorable to FFP Marketing than could have been obtained from unrelated third parties. However, FFP Marketing did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

            The Company also owns a 33 acre tract of land in Euless, Texas, which is the site of its fuel terminal and fuel processing plant.

            The executive offices of the Company are located at 2801 Glenda Avenue, Fort Worth, Texas, where it occupies approximately 15,000 square feet of office space leased from three affiliates of the Harvison Family.


Item 3.  LEGAL PROCEEDINGS.

            The Company is periodically involved in routine litigation arising in the ordinary course of its businesses, particularly personal injury and employment related claims. Management presently believes none of the pending or threatened litigation of this nature is material to the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of stockholders during 1997.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

            The Company's common shares are listed for trading on the American Stock Exchange (symbol "FMM"). At April 2, 1998, there were 186 holders of record. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

            FFP Marketing's common shares began trading on the American Stock Exchange on a "when issued" basis on December 29, 1997, the day following the completion of the restructuring of FFP Partners {see Item 1. Business General Background} and commenced trading separately on January 14, 1998. The closing price of the shares from December 29, 1997, through March 31, 1998, has ranged from $2.50 to $4.625.

            FFP Marketing may also issue preferred shares from time to time in one or more series as authorized by its Board of Directors. There are currently no preferred shares issued.

            The Board of FFP Marketing has not established a dividend policy but management does not anticipate that dividends will be paid on the Company's common shares in the foreseeable future.

Item 6.  SELECTED FINANCIAL AND OPERATING DATA.

                                  1997     1996      1995      1994      1993
Financial Data (in thousands,
except per unit data):
Revenues and Margins -
    Motor fuel sales            $311,495 $321,814  $296,887  $275,278  $246,023
    Motor fuel margin             21,702   20,672    22,813    22,332    21,650
    Merchandise sales             61,652   60,579    65,512    72,827    74,921
    Merchandise margin            18,739   17,821    19,187    20,169    20,320
    Miscellaneous revenues         6,267    7,759     7,646     7,408     5,706
    Total revenues               379,414  390,152   370,045   355,513   326,650
    Total margin                  46,708   46,252    49,646    49,909    47,676
Direct store expenses             28,241   27,062    28,496    29,553    28,794
General and administrative        12,113   11,506    11,795    11,056    10,527
expenses
Depreciation and amortization      5,488    3,951     3,769     4,352     5,681
Total operating expenses          45,842   42,519    44,060    44,961    45,002
Operating income                     866    3,733     5,586     4,948     2,674
Interest expense                   1,642    1,246     1,176     1,173     1,565
Income/(loss) before taxes/
 other items                        (776)   2,487     4,410     3,775     1,109
    Deferred income tax
      expense/(benefit)             (892)   2,646       500       244        94
    Gain on extinguishment of debt     0        0         0       200         0
    Change in accounting for
      income taxes                     0        0         0         0      (297)
Net income/(loss)                   $116    $(159)   $3,910    $3,731      $718
Income/(loss) per share [unit] -
    From continuing operations -
        Basic                      $0.03   $(0.04)    $1.06     $1.02     $0.20
        Diluted                     0.03    (0.04)     1.02      1.00      0.19
    Net income/(loss) -
        Basic                       0.03    (0.04)     1.06      0.96      0.28
        Diluted                     0.03    (0.04)     1.02      0.95      0.27
Distributions declared per Unit   $0.000   $0.415    $0.870    $0.370    $0.000
Total assets                     $75,330  $78,599   $69,332   $67,978   $70,277
Long-term obligations             24,575    9,418     7,100     9,527    10,755
Operating Data:
Gallons of motor fuel sold (in thousands) -
    Retail                       199,310  197,687   193,233   196,246   187,267
    Wholesale                     83,296   90,704    95,473    81,289    57,718
Fuel margin per gallon (in cents) -
    Retail                           9.8      9.3      10.9      10.1      10.0
    Wholesale                        2.5      1.9       1.7       1.8       1.7
Average weekly merchandise sales -
    Convenience stores            $9,482   $9,454    $9,560    $9,901   $10,289
    Truck stops                   17,704   17,192    17,506    18,160    17,798
Merchandise margin                 30.4%    29.4%     29.3%     27.7%     27.1%
Number of locations at year end -
    Convenience stores               207      117       127       127       145
    Truck stops                       11       10        10        10        10
    Fuel concessions at
       independent outlets           205      206       194       185       169
----------------------------------------------
Income/(loss) per share [unit] amounts for prior years have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

            This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business - Forward-Looking Statements.}

            Concurrently with the close of its 1997 fiscal year, FFP Partners completed a restructuring in which the real estate used in its retail operations was retained by FFP Partners and all its other assets and businesses were transferred to FFP Marketing. In addition to retaining the real estate referred to above, FFP Partners also retained certain liabilities, principally bank debt and other debt secured by the real estate retained by it. All other liabilities (including trade accounts payable, money orders payable, accrued expenses, deferred income taxes, obligations under capital leases and other debt secured by various equipment) were transferred to FFP Marketing.

            The businesses transferred to FFP Marketing include the operation of convenience stores, truck stops, and self-service motor fuel concessions at independently operated convenience stores, motor fuel wholesaling activities, the operation of a motor fuel terminal and processing facility, and the operation of a money order company, selling money orders through the outlets operated by FFP Marketing as well as through agents. The real estate retained by FFP Partners is being leased to FFP Marketing for use in the conduct of its retail convenience store and motor fuel operations.

            The selected financial data that accompanies this discussion reflects the historical operations of FFP Partners to which FFP Marketing succeeded in connection with the aforementioned restructuring. Since the restructuring occurred at the end of FFP Partners fiscal year, the financial data for 1997 and prior years does not reflect the rent that will be paid to FFP Partners by FFP Marketing for the land and buildings used in FFP Marketing's retail operations nor does it reflect the future change in depreciation and amortization, interest, and other expenses that will occur as a result of the restructuring.

            Also in December 1997, the Company acquired 107 operating convenience stores. Ten of the stores acquired were sold to an unrelated party concurrently with the closing of the purchase and three other stores were sold to another unrelated party shortly thereafter, resulting in a net increase from these transactions of 94 stores. The purchase of the stores was completed on a store-by-store basis throughout December so their operations had little impact on fiscal 1997. However, since the outlets were operating when they were acquired, the Company expects the acquisition to have an immediate positive impact on earnings and cash flow in 1998.

            The Company reports its results of operations using a fiscal year which ends on the last Sunday in December. Most fiscal years have 52 weeks but some consist of 53 weeks. Fiscal 1995 was a 53-week year, while fiscal 1997, 1996, 1994, and 1993 were 52-week years. This variation in time periods most affects revenues (and related costs of sales) and salary costs as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing the financial data.

1997 Compared with 1996

            The $10,738,000 (2.8%) decline in the Company's total revenues in 1997 from the 1996 level is due principally to the $10,319,000 (3.2%) decline in motor fuel sales. This decline in fuel sales resulted from the absence in 1997 of a large volume of lower margin wholesale sales to a customer that purchases from the Company infrequently along with the effect of generally lower fuel sales prices in 1997 as compared to 1996. The price of motor fuel dropped steadily throughout 1997. Wholesale fuel sales declined 7,408,000 gallons (8.2%) due to the absence of the sales mentioned above, while retail fuel sales increased 1,623,000 (0.8%) over the prior year due to the sales from the 94 convenience stores acquired in December 1997. Although revenues from fuel sales declined, the margin on such sales increased $1,030,000 (5.0%) over 1996 levels. Both retail and wholesale fuel gross profit increased in absolute and per gallon terms. The 0.5 cent (5.4%) increase in retail margin per gallon in 1997 over 1996 is attributable to the lessening in the fourth quarter of the year of the competitive pricing pressures that have existed over the last 18 months. The 0.6 cent per gallon (31.6%) improvement in wholesale margins resulted primarily from the absence of the low margin sales referred to previously.

            Partially offsetting the decline in fuel sales was a $1,073,000 (1.8%) increase in merchandise sales in 1997. This increase primarily resulted from the additional merchandise sales of the stores acquired in December 1997. Excluding the sales from the acquired stores, merchandise sales decreased $1,196,000 reflecting the absence of merchandise sales from the outlets which the Company sold to independent operators during 1996 and 1997. Excluding the impact of the stores acquired in December 1997, the Company operated an average of six fewer stores in 1997 than 1996. Although overall merchandise sales, excluding the impact of the stores acquired in December, declined, average weekly merchandise sales at the Company's convenience stores (excluding the impact of the stores acquired in December) increased 2.6% to $9,704.

            The Company's gross profit on merchandise sales increased by $918,000 (5.2%) in 1997. About 70% of this increase came from the additional merchandise gross profit from the stores acquired in December. The remainder is attributable to the increase in average weekly merchandise sales, mentioned above, and the increase in gross margin on merchandise sales to 30.4% in 1997 from 29.4% in 1996.

            Miscellaneous revenues declined $1,492,000 (19.2%) in 1997 as compared to 1996 primarily due to the lesser amount of gains recognized on sales of convenience store merchandise operations to independent operators.

            Of the $1,179,000 (4.4%) increase in direct store expenses (those costs directly attributable to the operation of the Company's retail outlets, such as salaries and other personnel costs, supplies, utilities, repairs and maintenance, and commissions paid to the operators of the self-service motor fuel outlets), $851,000 relates to the additional expenses attributable to the 94 stores acquired during December 1997. The remaining $328,000 increase in these expenses are primarily attributable to increased wage costs, related to the federally mandated minimum wage increase which took effect on September 1, 1997. In connection with the December 1997 restructuring of FFP Partners, all of the real estate used in the Company's retail operations was retained by FFP Partners and is leased to FFP Marketing. As a result, rent expense for the retail outlets will increase substantially in 1998 and coming years. Based on the locations involved, the Company expects the rent included in direct store expenses to increase approximately $2,430,000. The increased rent will be offset, in part, by a reduction in depreciation expense attributable to the depreciation on the buildings retained by FFP Partners and by a reduction in interest expense related to the debt retained by FFP Partners in conjunction with the restructuring.

            General and administrative expenses increased $607,000 (5.3%) in 1997 over 1996. Of this amount, $453,000 are legal, accounting, and other expenses directly attributable to the December 1997 restructuring of FFP Partners. Excluding those costs, general and administrative expenses increased $154,000 (1.3%) primarily as a result of increased wage costs due to the opening of the Company's fuel terminal and processing facility in mid-1997 and an increase in field supervisory personnel added in December 1997 to manage the 94 stores acquired in December, offset by reductions in bad debt expense and advertising and promotion costs.

            Depreciation and amortization expenses increased $1,537,000 (38.9%) in 1997 reflecting the impact of increased charges related to the Company's significant capital expenditures in 1996 and 1997, primarily related to the upgrading of the Company's underground storage tanks to meet 1998 environmental regulatory requirements, and the start of operations at the Company's fuel terminal in mid-1997. Although the acquisition of the 94 convenience stores in December 1997 had little impact on depreciation expense in 1997 since they were acquired so late in the year, this investment will increase this expense category in 1998 and later years. Also affecting depreciation in future years is the reduction of approximately $1,200,000 that will occur due to the depreciation on buildings that were retained by FFP Partners in the December 1997 restructuring.

            The $396,000 (31.8%) increase in interest expense in 1997 as compared to 1996 is the result of the generally higher level of interest rates during the 1997 period and to the Company's higher debt levels. The increased borrowings were used to fund the Company's investment in its fuel terminal and processing facility and to purchase equipment to upgrade its underground storage tanks to meet environmental standards that are effective at the end of 1998. In connection with the December 1997 restructuring of FFP Partners, FFP Partners retained the bank debt and all debt secured by the real estate which was retained by it. {See Note 5 to the Consolidated Financial Statements.} Accordingly, interest expense of the Company in the future will be reduced by the interest which would have otherwise been paid on this indebtedness. However, interest expense in 1998 and later years will increase as a result of interest that will be paid on the debt used to finance the December 1997 purchase of the 94 convenience stores, mentioned above.

            Prior to the December 1997 restructuring of FFP Partners, the Company operated as a publicly-traded limited partnership. As such, the Company paid no income taxes but rather the income or loss of the Company was allocated to its partners to be included in their respective tax returns. However, since it was expected that the Company would become taxable as a corporation beginning in 1998, it was required under applicable accounting pronouncements to provide a liability for those taxes it would have to pay on items of income and expense recognized for financial reporting purposes before 1998 but which would be recognized for tax reporting purposes in 1998 or later years. Accordingly, the Company provided for these deferred tax expenses in its consolidated statements of operations while the current tax benefit of the deferral of the recognition of income, or the acceleration of expenses, for tax purposes was allocated the Company's partners. The primary items giving rise to differences between financial and tax reporting were differences in the tax bases and depreciation methods of the Company's fixed assets.

            In 1996, the Company was able to substantially shorten the lives over which certain buildings used in its retail operations were depreciated for tax purposes. As discussed above, the benefit of this additional tax depreciation was allocated to the Company's partners while the Company was required to record a deferred tax expense related to it. This item is covered in more detail in the discussion of income taxes expense for 1996 compared to 1995 later in this section. However, in connection with the December 1997 restructuring of FFP Partners, the ownership of the real estate that gave rise to the large deferred tax provision in 1996 was retained by FFP Partners which continues as a publicly-traded limited partnership. Accordingly, the deferred taxes attributable to these buildings was reversed in 1997. This reversal of deferred tax expense accounts for the significant change in the deferred provision between 1996 and 1997.

            However, going forward, the Company will be taxable as a corporation for federal income tax purposes and, accordingly, will provide both current and deferred income taxes on its earnings.

1996 Compared with 1995

            The Company's total revenues increased $20,107,000 (5.4%) in 1996 over 1995. This increase was the result of a $24,927,000 (8.4%) increase in motor fuel sales offset by a $4,933,000 (7.5%) decline in merchandise sales. Miscellaneous revenues were essentially flat between the two years.

            The increased fuel revenues resulted from increased prices and an increase of 4,454,000 gallons (2.3%) of fuel sold at retail offset by a 4,769,000 gallon (5.0%) decline in wholesale gallons sold. The increase in retail fuel gallons sold parallels the 2.4% increase in the average number of locations selling fuel in 1996 as compared to 1995. The decrease in wholesale fuel gallons resulted from the absence of large spot sales to certain customers in 1996. The majority of the Company's wholesale sales are to smaller independent retailers, many of which are contractually committed to purchase from the Company. However, the Company also markets to operators of larger convenience store chains and other retail outlets but such customers are primarily motivated by price. Due to increases in wholesale fuel prices in 1996, the Company was not able to be as aggressive in its pricing to these customers as in prior years.

            Although fuel sales increased, fuel margin declined significantly, $2,141,000 (9.4%), from the prior year. This decline was caused by substantially reduced retail fuel margins in 1996 as compared to 1995. The 1996 retail fuel margin was 9.3 cents per gallon, a drop of 14.7% from the 10.9 cents per gallon realized in 1995. The reduced margin resulted from increases in wholesale prices that could not be fully passed on to retail customers due to competitive pressures from non-traditional fuel retailers in the Company's market areas, such as grocery stores that have installed fuel islands. The reduced retail margin was experienced by the Company throughout 1996 with the exception of its second fiscal quarter. Although the volumes of fuel sold on a wholesale basis declined, the wholesale margin per gallon increased by 11.8%, from 1.7 cents in 1995 to 1.9 cents in 1996.

            The $4,933,000 decline in merchandise sales primarily relates to the decline in the average number of convenience stores and truck stop restaurants operated during the year. The Company continued its program of selling the merchandise operations of selected convenience stores to independent operators, with 18 such sales in 1996. Under this program, begun in mid-1994, the Company sells the merchandise operations of outlets that it believes will contribute more to its earnings if operated by independent operators than by the Company. The independent operators, because of their different overhead structure, are able to operate the stores less expensively than can the Company. These sales are structured such that the Company retains the real estate or leasehold interest in the property and leases or subleases the land, building, and equipment to the operator. The Company also retains the motor fuel concession at these outlets, which become self-service fuel outlets for the Company. The sales of these stores, offset to some extent by the conversion of certain gas only outlets to convenience stores, reduced the average number of convenience stores operated during the year by 5.0%. In addition, the Company leased the restaurant facilities at two of its truck stops to independent operators in early 1996.

            Total merchandise gross profit also declined due to the sales declines; however, the margin on merchandise sales increased slightly in 1996, to 29.4% from 29.3%. Shortly after year end 1996, the Company reorganized its retail operations placing convenience stores and truck stops, and their related food service operations, under the supervision of one executive. Management believes this supervisory structure will increase the focus on improving merchandise margins and sales levels in its outlets.

            Although miscellaneous revenues in total were relatively unchanged between 1996 and 1995, the composition of the revenues shifted. Gains on the sales of merchandise operations at convenience stores increased to $1,778,000 from $791,000 (124.8%) while check cashing fees, food stamp commissions, and other revenues related to check cashing booths declined $497,000 due to closing eight such outlets. In addition, the Company recognized a one-time gain of $353,000 from the sale of a fleet fueling franchise in 1995. Other items included in miscellaneous revenue, such as lottery commissions and money order fees, were relatively unchanged between the periods.

            Direct store expenses declined $1,434,000 (5.0%) in 1996 from 1995. This decline was due to the reduction in the average number of convenience stores operated during 1996 and to the closure of the eight check cashing outlets, both discussed above, offset by increased fuel commissions paid to operators of the Company's self-service fuel outlets due to an increase in the number of this type of outlet. The Company leases the land or land and buildings at 167 of its retail locations from affiliates of the General Partner. As is customary in these types of agreements, these leases provide for adjustments in the monthly rent based on the change in the consumer price index. The adjustments are made every five years with the next adjustment to be effective beginning in May 1997.

            General and administrative expenses declined $289,000 (2.5%) in 1996 as compared to the prior year principally due to declines in salaries and bad debts although all categories of costs except legal and professional fees declined slightly or were flat compared to 1995.

            The modest increase in depreciation and amortization expense relates to the increases in the Company's fixed assets over the last few years. Because of the significant asset additions during the current year, principally related to environmental upgrades at the Company's retail locations and to improvements at the fuel terminal acquired in early 1996, which began operating in mid-1997, depreciation and amortization in future years will increase from the 1996 level.

            Interest expense was relatively unchanged in 1996 from the prior year, increasing $70,000 (6.0%). Although the Company's total debt (long-and short-term and capital leases) increased by a total of $5,935,000, interest rates were somewhat lower in 1996 than 1995, much of the additional indebtedness was incurred late in the year, and a significant portion of the debt was incurred to finance renovation of the fuel terminal and the interest expense related thereto was capitalized.

            The Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("SFAS 109") at the beginning of fiscal 1993. As a result of adopting this accounting principle, the Company is required to record deferred income tax expense attributable to changes arising in the current period in the temporary differences between financial and tax reporting which are expected to reverse after 1997, when the Company will become taxable as a corporation. These differences are due primarily to temporary differences between the financial reporting amounts and tax bases of the Company's property and equipment.

            In 1996, the Company recorded deferred income taxes of $2,646,000, an increase of $2,146,000 (429.2%) over the previous year. Of the total for the current year, $2,089,000 was related to a change in the lives used by the Company to depreciate certain buildings for income tax reporting purposes. In August 1996, Congress passed legislation clarifying that certain buildings used in connection with the retail sale of motor fuel qualified for a substantially shorter depreciable life for tax purposes than was being utilized by the Company. Substantially all of the buildings owned by the Company qualified for this shorter life. In January 1997, the Internal Revenue Service issued a notice explaining how the tax deduction related to the change in the depreciable lives on these assets should be determined. As a result, the Company deducted in 1996 the difference between the tax depreciation previously recorded and the depreciation available using the shorter life and recognized an additional deferred income tax provision of $2,089,000 in the fourth quarter 1996 related to this timing difference. The current tax benefit of this deduction was allocated to the Company's unitholders but the deferred tax expense associated with the acceleration of this deduction for tax purposes was reflected on the Company's income statement.

            The 1996 deferred tax expense not related to the above described clarification in the tax law, was $557,000, an increase of $57,000 (11.4%) over the expense reported in 1995 and is principally due to additions to fixed assets which are depreciated differently for financial reporting and tax purposes. However, the $2,089,000 expense related to the "catch-up" in depreciation discussed above will not recur.

            The Company's reported a net loss of $159,000 in 1996, as compared to net income of $3,910,000 in 1995 primarily due to significant impact of reduced retail fuel margins and to the non-recurring deferred tax provision related to the change in the depreciable lives of certain buildings for tax purposes.

Liquidity and Capital Resources

            In connection with the December 1997 restructuring of FFP Partners, the real estate used in its retail operations was retained by FFP Partners, along with the balances due at year end 1997 under a bank revolving credit facility ($7,439,000), a bank term loan ($7,905,000), and other debt ($594,000)
securing the real estate. All other businesses, assets and liabilities were transferred to FFP Marketing. However, subsidiaries of FFP Marketing remain liable on the debt retained by FFP Partners, pending its refinancing, and could be required to repay the debt if FFP Partners is unable to do so. FFP Partners has indemnified FFP Marketing against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt retained by FFP Partners against any amounts otherwise due to FFP Partners by FFP Marketing. However, since subsidiaries of FFP Marketing are liable on this debt and continue to access the bank revolving credit facility, this debt must be reflected as a liability on the balance sheets of both FFP Marketing and FFP Partners.

            Although FFP Partners retained the liability for the $7,439,000 balance due under the revolving credit line portion of the bank debt at the date of the December 1997 restructuring, FFP Marketing retains availability under this revolving credit facility. The revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time related to a borrowing base comprised of FFP Marketing's trade receivables and inventories. To the extent that borrowings under this credit facility fall below the $7,439,000 balance retained by FFP Partners they are treated as loans by FFP Marketing to FFP Partners and FFP Partners pays interest to FFP Marketing on such amounts at the lender's prime rate, which is same rate that is payable to the lender. FFP Marketing bears the interest cost on any balances under the revolving credit facility that exceed the $7,439,000 amount.

            The revolving credit facility and the bank term loan both bear interest at the lender's prime rate, payable monthly; the term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. The loans are subject to a Loan and Security Agreement among FFP Partners and two companies that prior to the December 1997 restructuring were subsidiaries of FFP Partners but are now subsidiaries of FFP Marketing. The agreement contains various restrictive covenants including financial covenants relating to the maintenance of a specified minimum tangible net worth, a debt to tangible net worth ratio, and a cash flow coverage ratio, all as defined in the agreement. The loans under the agreement are secured by FFP Marketing's trade accounts receivable, inventories, and its equipment not otherwise encumbered, and by a negative pledge of its other assets. The loans are also secured by the assets of FFP Partners.

            FFP Marketing has been advised by FFP Partners that FFP Partners expects to refinance the bank and other debt during 1998. At the time the refinancing is completed, FFP Marketing anticipates that it will have no liability for the obligations although it is expected to retain the revolving credit facility for which it will be solely liable.

            In addition to the foregoing debt, FFP Marketing has a loan of $6,735,000 incurred in connection with the December 1997 acquisition of 94 operating convenience stores. The loan bears interest payable monthly at the prime rate of a large national bank, is due in February 1999, and is secured by the assets of the 94 convenience stores. FFP Marketing is in the process of securing long-term financing to refinance this bridge loan and expects to complete the refinancing by mid-1998.

            When the Company operated as a publicly-traded limited partnership, it made cash distributions to its partners from time to time, a portion of which represented the amount the partners were required to pay in income taxes on the Company's income that was allocated to them. With the change in the Company's tax status to a corporation, management does not currently anticipate that any dividends will be paid on the Company's common stock within the next twelve months.

            The Company's cash flows from operating activities were $8,096,000 in 1997, an increase of $3,078,000 over 1996. This increase is primarily attributable to the increase in money orders payable which principally resulted from a contract entered into in 1997 with a third party that has a large number of outlets to sell money orders as an agent for the Company. The Company's investment in property and equipment during 1997 was $17,410,000, an increase of $7,893,000 over 1996. The expenditures were principally to complete the renovation of the fuel terminal and processing facility, to continue the upgrading of the Company's underground storage tanks to meet 1998 environmental requirements, and to purchase the 94 operating convenience stores, discussed previously, in December 1997. The increase in capital expenditures in 1997 over 1996 is due primarily to the December 1997 purchase of the convenience stores. Although the Company will invest additional funds at its fuel terminal and will complete the upgrade of its underground storage tanks, the amounts expended in 1998 should be substantially less than was spent in 1997. The Company has contracted with a firm to install the necessary equipment and/or to modify existing installations to meet current environmental requirements for underground storage tanks by the December 1998 deadline. The cost of completing this upgrading is expected to be between $1,444,000 to $1,764,000 during 1998. The Company will pay for some of its expected capital expenditures from operating cash flow and expects to finance a portion of the expenditures by utilizing lease lines of credit, as it has in the past.

            The Company's financing activities provided $7,750,000 of cash in 1997. This amount represents an increase of $3,419,000 from 1996 levels. Its total debt position (amounts due on bank debt and capital leases) was impacted by the additional debt the Company incurred to finance the December 1997 acquisition of convenience stores.

            The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at year end 1997. {See Note 11 to the Consolidated Financial Statements.}

            The Company had negative working capital at year end 1997 of $185,000 as compared to a negative $7,410,000 at year end 1996. This change resulted primarily from the refinancing of its bank debt in October 1997. The Company's reported working capital position is also impacted by the accounting requirement that the debt that was transferred to FFP Partners in connection with the restructuring be reflected on the balance sheet of FFP Marketing (as discussed above). If the current portion of the debt obligations that were transferred to FFP Partners are ignored, FFP Marketing's working capital would be $1,023,000. The Company has traditionally been able to operate its business with minimal or negative working capital, principally because most sales are for cash and it has received payment terms from vendors. The Company believes that the availability of funds under its revolving line of credit (as discussed above) and its traditional use of trade credit will permit operations to be conducted in a customary manner.

"Year 2000" Computer Issues

            FFP Marketing uses a variety of computer software programs to operate and manage its businesses. The functioning of such software is subject to problems if it does not properly interpret dates in the year 2000 and beyond. Software which properly handles dates beginning in 2000 is said to be "year 2000 compliant." The Company's principal accounting and management information software is currently year 2000 compliant, as is its computer networking and operating system software. The Company uses some internally produced software which is not year 2000 compliant but believes that the cost to modify or replace this software such that it is year 2000 compliant will not be significant.

            However, FFP Marketing is also dependent upon software used in conjunction with or provided by third parties, such as its merchandise and fuel vendors, banks, credit card processing companies, and check approval vendors. While the direct cost of rendering any software provided by these vendors year 2000 compliant will be borne by the respective vendors, there could be an adverse impact on the Company's operations if the necessary modifications are not made in a timely manner. The vendors involved are large, sophisticated organizations that the Company believes are responsible in managing their businesses and business relationships and, accordingly, believes that they will take appropriate steps to make their systems year 2000 compliant. However, the Company is in the process of determining if such software is year 2000 compliant, and, if not, the timetable of the respective vendors to make it compliant and will monitor their progress in doing so.

Inflation and Seasonality

            The Company believes inflation has not had a material effect on operating results in recent years except for the upward pressure placed on wages, primarily store wages, by the federal minimum wage increases which took effect in 1997 and 1996. Operations for the foreseeable future are not expected to be significantly impacted by inflation. Generally, increased costs of in-store merchandise can be quickly reflected in higher prices to customers. The price of motor fuel, adjusted for inflation, has declined over recent years. However, significant increases in the retail price of motor fuels could reduce fuel demand and the Company's gross profit on fuel sales.

            The Company's businesses are subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items, such as soft drinks, other beverages, and snack items, during the warmer months.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not applicable.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The financial statements and supplementary data filed herewith begin on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            There were no changes in, nor disagreements with, accountants during 1997.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Set forth below are the names, ages, positions, and business experience of the executive officers and directors of FFP Marketing.

                 Name             Age                Position
       John H. Harvison [1]       64     Chairman of the Board and Chief
                                           Executive Officer
       Robert J. Byrnes [1]       57     President, Chief Operating
                                           Officer, and Director
       Steven B. Hawkins          50     Vice President - Finance and
                                           Administration, Secretary,
                                           Treasurer, and Chief
                                           Financial Officer
       J. D. St.Clair             63     Vice President - Fuel Supply
                                           and Distribution and Director
       Michael Triantafellou      44     Vice President - Retail
                                           Operations and Director
       John W. Hughes [1,2]       56     Director
       Garland R. McDonald        60     Director
       John D. Harvison           41     Director
       E. Michael Gregory [2]     46     Director
--------------------------------
[1]  Member of Compensation Committee
[2]  Member of Audit Committee

            John H. Harvison has been Chairman of the Board of FFP Marketing and its predecessor since the commencement of the Company's operations in May 1987. Mr. Harvison is a founder and an executive officer of each of the companies from which the Company's initial base of retail outlets was acquired, and has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of John D.
Harvison, who is also a director of the Company.

            Robert J. Byrnes has been the President of the Company and its predecessor since April 1989 and has been a Director since May 1987. From May 1987 to April 1989, Mr. Byrnes served as Vice President - Truck Stop Operations for the Company. Mr. Byrnes has been, since 1985, the President of Swifty Distributors, Inc., one of the companies from which the Company acquired its initial retail outlets. From 1975 through 1984, Mr. Byrnes was President of Independent Enterprises, Inc., which owned and operated convenience stores and a truck stop. During that period, he was also President of Enterprise Distributing, Inc., a wholesaler of motor fuels. Prior to 1975, Mr. Byrnes was President of Foremost Petroleum Corporation (which is now a subsidiary of Citgo Petroleum Corporation) and was a distribution manager for ARCO Oil & Gas Company. He is currently a director of Plaid Pantries, Inc., an operator of convenience stores headquartered in Beaverton, Oregon.

            Steven B. Hawkins has been Vice President - Finance and Administration, Secretary, and Treasurer of FFP Marketing and its predecessor since May 1987. From April 1980 through May 1987, Mr. Hawkins was employed as Secretary/Treasurer, Controller and Chief Financial Officer by various companies affiliated through common ownership with FFP Marketing. Prior to joining such affiliates, Mr. Hawkins was employed for nine years by Arthur Andersen & Co., an international public accounting firm. He is a member of both the American Institute of Certified Public Accountants and the Texas Society of CPAs.

            J. D. St.Clair has been Vice President - Fuel Supply and Distribution and a Director of the Company and its predecessor since May 1987. Mr. St.Clair is a founder and an executive officer of several of the companies from which the Company acquired its initial retail outlets. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St.Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

            Michael Triantafellou was elected Vice President - Retail Operations and a Director of FFP Marketing's predecessor in February 1997. He had served as Director of Truck Stops and Food Service Operations for the Company since January 1994. Mr. Triantafellou has been engaged in the truck stop and food service industries since 1976, having held various middle and upper management positions in the truck stop businesses of Truckstops of America (from 1975 to 1980), Bar-B Management (from 1980 to 1985) Greyhound-Dial Corp. (from 1985 to
1993), and Knox Oil of Texas (from 1993 to 1994). Mr. Triantafellou is a 1975 graduate of the Wharton School of the University of Pennsylvania.

            John W. Hughes has been a Director of the Company and its predecessor since May 1987. Mr. Hughes is an attorney with the law firm of Garrison & Hughes, L.L.P., in Fort Worth, Texas. From 1991 to 1995 he was an attorney with the firm of Simon, Anisman, Doby & Wilson, P.C., in Fort Worth, Texas. Since 1963, Mr. Hughes has been a partner of Hughes Enterprises, which invests in venture capital opportunities, real estate, and oil and gas.

            Garland R. McDonald, is employed by the Company to oversee and direct a variety of special projects. He was elected to the Board of the Company's predecessor in January 1990 and had previously served as a Director of the predecessor company from May 1987 through May 1989. He also served as a Vice President of FFP Marketing's predecessor from May 1987 to October 1987. Mr. McDonald is a founder and the Chief Executive Officer of Hi-Lo Distributors, Inc., and Gas-Go, Inc., two of companies from which the Company initially acquired its retail outlets. He has been actively involved in the convenience store and retail gasoline businesses since 1967.

            John D. Harvison was elected a Director of FFP Marketing's predecessor in April 1995. Mr. Harvison has been Vice President of Dynamic Production, Inc., an independent oil and gas exploration and production company since 1977. He previously served as Operations Manager for Dynamic from 1977 to 1987. He also serves as an officer of various other companies that are affiliated with Dynamic that are involved in real estate management and various other investment activities. Mr. Harvison is the son of John H.
Harvison, the Chairman of the Board of the Company.

            E. Michael Gregory was elected to the Board of the Company's predecessor in September 1995. Mr. Gregory is the founder and President of Gregory Consulting, Inc., an engineering and consulting firm that is involved in the development of products related to the distribution and storage of petroleum products and computer software for a variety of purposes including work on such products and software for the Company. Prior to founding Gregory Consulting in 1988, Mr. Gregory was the Chief Electronic Engineer for Tidel Systems (a division of The Southland Corporation) where he was responsible for new product concept development and was involved in projects involving the monitoring of fuel levels in underground storage tanks. He is a Registered Professional Engineer in Texas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Regulations issued under the Securities Exchange Act of 1934 require certain persons to report their holdings of the Company's common shares to the Securities and Exchange Commission ("SEC") and to the Company. To the best of the Company's knowledge, based upon copies of reports and other representations provided to the Company, all 1997 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner except that the reports reflecting the acquisition of the common shares of the company (and options to acquire common shares of the company) that were received in connection with the December 1997 restructuring of FFP Partners, L.P., as a result of the ownership of Class A and/or Class B Units of FFP Partners (or options to acquire Class A Units of FFP Partners) were filed late by John H. Harvison, Robert J. Byrnes, Steven
B. Hawkins, J. D. St.Clair,  Michael Triantafellou,  Garland R. McDonald, John
D. Harvison, E. Michael Gregory, Randall W. Harvison, 7HBF, Ltd., and HBF Financial, Ltd.


Item 11.  EXECUTIVE COMPENSATION.

            Since FFP Marketing did not commence operations until December 29, 1997, it did not pay any salaries during 1997. However, persons employed by FFP Partners (and its general partner) became employees of FFP Marketing following the December 1997 restructuring of FFP Partners. Accordingly, the information presented below with respect to compensation of executives is the amounts paid by FFP Partners during 1997 and the prior years presented.

            Each director who is not an officer or employee of FFP Marketing receives an annual retainer of $4,000 plus $1,000 for each Board meeting, or committee meeting not held in conjunction with a Board meeting, which he attends and $500 for each telephone meeting in which he participates. Each director is also reimbursed for expenses related to attendance at board meetings.

            In addition, upon election to the Board, non-employee directors are generally granted options to acquire 25,000 common shares at the fair market value of the underlying shares on the date of grant. The options become exercisable with respect to one-third of the shares covered thereby on each of the anniversary dates following the grant and expire ten years after grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in shares owned by the director.

            Directors who are officers or employees of the Company receive no additional compensation for attendance at Board or committee meetings.

            The Company has employment agreements with Messrs. Harvison, Byrnes, Hawkins, St.Clair, and Triantafellou which provide that if the employment of any such officer is terminated for any reason other than the commission of an act of fraud or dishonesty with respect to the Company or for the intentional neglect or nonperformance of his duties, such officer is to receive an amount equal to twice his then current annual salary plus a continuation of certain benefits provided by the Company for a period of two years.

Summary Compensation Table

            The following table provides information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers who earned salary and bonus of more than $100,000 in the latest fiscal year:

                           Summary Compensation Table

                                                Annual Compensation
                                                -------------------
                                                             Other
                                                             Annual
                                                             Compen-
                                                 Salary      sation
       Name and Principal Position      Year       ($)         ($)

      John H. Harvison                  1997    135,000         -
      Chairman and Chief Executive      1996    137,597 [1]     -
        Officer                         1995    135,000         -

      Robert J. Byrnes                  1997    135,000         -
      President, Chief Operating        1996    137,597 [1]     -
        Officer, and Director           1995    135,000         -
------------------------------
[1]The annual salaries did not change in 1996. The Company pays its employees on a weekly basis and there were 53 pay periods in 1996 vs 52 pay periods in 1997 and 1995.

             There were no long-term compensation awards or payouts during any of the last three years.

            Options Exercised during Fiscal 1997 and Fiscal Year End Option Values. All options held by directors, officers, and employees to acquire Class A Units of FFP Partners that were outstanding at the completion of the December 1997 restructuring of FFP Partners were divided into separate options to purchase Class A Units of FFP Partners and a like number of FFP Marketing common shares. The exercise price for the existing FFP Partners unit options was divided between the two new options in proportion to the average closing price on the American Stock Exchange of FFP Partners Class A Units and FFP Marketing common shares during the first month of trading following completion of the restructuring.

            The following table provides information about options to purchase FFP Partners Class A Units exercised during the last fiscal year and the value of unexercised options to purchase FFP Marketing common shares held at the end of the fiscal year by the named executive officers:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                       Options to Purchase           Options to Purchase
                    FFP Partners Class A Units   FFP Marketing Common Shares
                    --------------------------   ---------------------------
                                                                  Value of
                            Units                Number of       Unexercised
                           Acquired             Unexercised      In-the-Money
                              on                Options/SARs     Options/SARs
                              on     Value       at Fiscal        at Fiscal
                           Exercise Realized      Year End         Year End
                             (#)      ($)           (#)             ($) [1]
         Name and                               Exercisable/      Exercisable/
    Principal Position                         Unexercisable     Unexercisable

John H. Harvison            - 0 -     - 0 -      40,000/0          $3,440/$0
Chairman and Chief
  Executive Officer
Robert J. Byrnes            - 0 -     - 0 -      35,000/0          $3,010/$0
President, Chief
  Operating Officer, and
  Director
--------------------------------
[1] The closing price for FFP Marketing's common shares as reported by the American Stock Exchange on December 29, 1997, the first day of trading of such shares, was $2.625. The value shown is calculated by multiplying the difference between this closing price and the option exercise price times the number of units underlying the option.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth as of March 27, 1998, information regarding the only persons known by the Company to own, directly or indirectly, more than 5% of its common shares:

                                                Amount and
                                                Nature of
     Title          Name and Address            Beneficial        Percent
    of Class       of Beneficial Owner          Ownership       of Class [1]

    Common   John H. Harvison                  1,585,153[2]         41.5%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   John D. Harvison                  1,561,820[3]         41.1%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   Randall W. Harvison               1,469,943[4]         38.9%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   7HBF, Ltd.                        736,749 [5]          19.5%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   HBF Financial, Ltd.               738,443 [6]          19.5%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   Garland R. McDonald               332,877 [7]           8.8%
             2801 Glenda Avenue
             Fort Worth, Texas  76117
    Common   J. D. St.Clair                    193,627 [8]           5.1%
             2801 Glenda Avenue
             Fort Worth, Texas  76117

[1] Based on 3,779,415 Marketing Company shares outstanding. FFP Marketing shares shares that an individual has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2] Includes  options  to acquire  40,000  FFP  Marketing  shares;  774,543  FFP
    Marketing shares beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John H. Harvison and members of his family are partners); 738,443 FFP Marketing shares beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the children of John H. Harvison); and 32,167 FFP Marketing shares owned by a company of which John H. Harvison is an officer and director and one-third of which is owned by trusts for the benefit of his children. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland R. McDonald, 49,750 FFP Marketing shares with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J. D. St.Clair; 16,833 FFP Marketing shares with Robert J. Byrnes; and 75,210 FFP Marketing shares with J. D. St.Clair, Garland R. McDonald, Robert J. Byrnes, and HBF Financial, Ltd. The beneficial ownership of 175,000 FFP Marketing shares included in the foregoing shares owned by 7HBF, Ltd., is in dispute based on the prior ownership of Economy Oil Company, the record holder of the shares. The dispute is being resolved in the State District Court of Texas.

[3] Includes  options  to acquire  16,667  FFP  Marketing  shares;  699,333  FFP
    Marketing shares beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John D. Harvison and members of his family are partners); 738,443 FFP Marketing shares beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the siblings of John D. Harvison); 32,167 FFP Marketing shares owned by a company one-third of which is owned by trusts for the benefit of John D. Harvison and his siblings; and 75,210 FFP Marketing shares owned by a company of which John D. Harvison is a director. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland
    R. McDonald, 49,750 FFP Marketing shares with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J. D. St.Clair, and 16,833 FFP Marketing shares with Robert J. Byrnes. The beneficial ownership of 175,000 FFP Marketing shares included in the foregoing shares owned by 7HBF, Ltd., is in dispute based on the prior ownership of Economy Oil Company, the record holder of the shares. The dispute is being resolved in the State District Court of Texas.

[4] Includes 699,333 FFP Marketing  shares  beneficially  owned by 7HBF, Ltd. (a
    Texas limited partnership of which Randall W. Harvison and members of his family are partners); 738,443 FFP Marketing shares beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the siblings of Randall W. Harvison); and 32,167 FFP Marketing shares owned by a company one-third of which is owned by trusts for the benefit of Randall W. Harvison and his siblings. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland R. McDonald, 49,750 FFP Marketing shares with Garland R.
    McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J. D. St.Clair, and 16,833 FFP Marketing shares with Robert J. Byrnes. The beneficial ownership of 175,000 FFP Marketing shares included in the foregoing shares owned by 7HBF, Ltd., is in dispute based on the prior ownership of Economy Oil Company, the record holder of the shares. The dispute is being resolved in the State District Court of Texas.

[5] Includes 774,543 Marketing shares owned by nine companies which are owned or controlled by 7HBF, Ltd., a limited partnership owned by John H. Harvison and members of his immediate family. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland R. McDonald, 49,750 FFP Marketing shares with Garland R. McDonald and Barbara
    J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J.D. St.Clair, and 16,833 FFP Marketing shares with Robert J. Byrnes.

[6] Includes 738,443 FFP Marketing shares owned by a company which is owned by HBF Financial, Ltd., a limited liability company 98% owned by trusts for the benefit of the children of John H. Harvison and 2% owned by one of his sisters. In addition, HBF Financial, Ltd., owns 31% of the general partner of 7HBF, Ltd.

[7] Includes  options  to acquire  25,000  FFP  Marketing  shares;  194,167  FFP
    Marketing shares held by two companies of which Mr. McDonald is a director, executive officer, and a 50% owner; and 38,500 FFP Marketing shares held by an Individual Retirement Account for the benefit of Mr. McDonald. Mr.
    McDonald may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with 7HBF, Ltd., and of 49,750 FFP Marketing shares with 7HBF, Ltd., and Barbara J. Smith (John H. Harvison's sister).

[8] Includes options to acquire 30,000 FFP Marketing shares; 5,000 FFP Marketing shares held directly; 83,417 FFP Marketing shares held by a company of which Mr. St.Clair is a director, executive officer, and a one-third owner. Mr. St.Clair may be deemed to share beneficial ownership of the 83,417 FFP Marketing shares with 7HBF Financial, Ltd.

            The following table sets forth as of March 27, 1998, information with respect to the FFP Marketing common shares beneficially owned by all directors and executive officers of the Company (such information is based on ownership reported to the Company by such persons):

                                             Amount and
       Title                                 Nature of           Percent
         of                                  Beneficial             of
       Class    Name of Beneficial Owner     Ownership [1]       Class [1]
      Common   John H. Harvison, Chairman    1,585,153 [2]        41.5%
      Common   Robert J. Byrnes,               127,043 [3]         3.3%
                 President and Director
      Common   Steven B. Hawkins, Vice          26,300 [4]         0.7%
                 President
      Common   J. D. St.Clair, Vice            193,627 [5]         5.1%
                 President and Director
      Common   Michael Triantafellou,            6,666 [6]         0.2%
                  Vice President and Director
      Common   John W. Hughes, Director              0             0.0%
      Common   Garland R. McDonald, Director   332,877 [7]         8.8%
      Common   John D. Harvison, Director    1,561,820 [8]        41.1%
      Common   E. Michael Gregory, Director     16,667 [9]         0.4%
      Common   All directors and exectutive
                  officers as a group        1,784,953            47.2%
                  (10 persons)
--------------------------------------------

[1] Based on 3,779,415 Marketing Company shares outstanding. FFP Marketing shares that an individual has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2] Includes options  to  acquire  40,000  FFP  Marketing  shares;  699,333  FFP
    Marketing shares beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John H. Harvison and members of his family are partners); 738,443 FFP Marketing shares beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the children of John H. Harvison); 32,167 FFP Marketing shares owned by a company of which John H. Harvison is an officer and director and one-third of which is owned by trusts for the benefit of his children; and 75,210 FFP Marketing shares owned by a company of which John H. Harvison is an officer and director. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland R. McDonald, 49,750 FFP Marketing shares with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J. D. St.Clair, and 16,833 FFP Marketing shares with Robert J. Byrnes. The beneficial ownership of 175,000 FFP Marketing shares included in the foregoing shares owned by 7HBF, Ltd., is in dispute.

[3] Includes options to  acquire  35,000 FFP  Marketing  shares;  and 16,833 FFP
    Marketing shares held by a company of which Mr. Byrnes is a director, executive officer, and 50% owner. Mr. Byrnes may be deemed to share beneficial ownership of the 16,833 FFP Marketing shares with 7HBF Financial, Ltd.

[4] Includes options  to  acquire  25,000  FFP  Marketing  shares  and 1,300 FFP
    Marketing shares held by an Individual Retirement Account for the benefit of Mr. Hawkins.

[5] Includes options to acquire 30,000 FFP Marketing shares; 5,000 FFP Marketing shares held directly; 83,417 FFP Marketing shares held by a company of which Mr. St.Clair is a director, executive officer, and a one-third owner. Mr. St.Clair may be deemed to share beneficial ownership of the 83,417 FFP Marketing shares with 7HBF Financial, Ltd.

[6] Consists of options to acquire 6,666 FFP Marketing shares.

[7] Includes options  to  acquire  25,000  FFP  Marketing  shares;  194,167  FFP
    Marketing shares held by two companies of which Mr. McDonald is a director, executive officer, and a 50% owner; and 38,500 FFP Marketing shares held by an Individual Retirement Account for the benefit of Mr. McDonald. Mr.
    McDonald may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with 7HBF, Ltd., and of 49,750 FFP Marketing shares with 7HBF, Ltd., and Barbara J. Smith (John H. Harvison's sister).

[8] Includes options  to  acquire  16,667  FFP  Marketing  shares;  699,333  FFP
    Marketing shares beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John D. Harvison and members of his family are partners); 738,443 FFP Marketing shares beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the siblings of John D. Harvison); 32,167 FFP Marketing shares owned by a company one-third of which is owned by trusts for the benefit of John D. Harvison and his siblings; and 75,210 FFP Marketing shares owned by a company of which John D. Harvison is a director. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 FFP Marketing shares with Garland
    R. McDonald, 49,750 FFP Marketing shares with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 FFP Marketing shares with J. D. St.Clair, and 16,833 FFP Marketing shares with Robert J. Byrnes. The beneficial ownership of 175,000 FFP Marketing shares included in the foregoing shares owned by 7HBF, Ltd., is in dispute based on the prior ownership of Economy Oil Company, the record holder of the shares. The dispute is being resolved in the State District Court of Texas.

[9] Consists of options to acquire 16,667 FFP Marketing shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

            FFP Marketing leases buildings or land and buildings for some of its retail outlets from FFP Partners, L.P. John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and Steven B. Hawkins, Vice President - Finance and Chief Financial Officer of FFP Marketing, hold similar positions with FFP Partners, L.P. In addition, companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or other members of the senior management of FFP Marketing hold corresponding ownership interests in FFP Partners. The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to FFP Marketing while the real estate used in the retail operations was retained by FFP Partners. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. The management of FFP Marketing believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. However, FFP Marketing did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination. Since these leases were effective concurrently with the approval of the restructuring of FFP Partners which occurred at the close of FFP Partners' 1997 fiscal year, no lease payments were made by FFP Marketing during its 1997 fiscal year. However, FFP Marketing anticipates that it will pay approximately $2,430,000 in lease payments for these properties during fiscal 1998.

            FFP Real Estate Trust (the "REIT"), the general partner of FFP Partners, and FFP Marketing have entered into a reimbursement agreement pursuant to which the REIT will reimburse FFP Marketing for all direct and indirect costs (principally officers' compensation and other general and administrative costs) paid by FFP Marketing that are allocable to the REIT. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the REIT's activities will be determined by the amount of time management and other personnel spend on activities of the REIT compared to the amount of time they spend on activities of FFP Marketing. Since the REIT's only activity after the restructuring will be serving as the general partner of FFP Partners, all of the REIT's costs and expenses will be borne by FFP Partners. The costs to be reimbursed to FFP Marketing by the REIT for 1998 are expected to be approximately $200,000.

            In connection with the December 1997 restructuring of FFP Partners, FFP Marketing has indemnified FFP Partners against any costs or expenses that FFP Partners may incur in fulfilling commitments as a guarantor of the obligations of its former subsidiaries that are now subsidiaries of FFP Marketing, other than obligations related to the indebtedness that FFP Partners retained in the restructuring. Likewise, FFP Partners has indemnified FFP Marketing against any costs or expenses it may incur in connection with, or payments it may make on, the indebtedness that FFP Partners retained in the restructuring. FFP Partners has granted to FFP Marketing the right to offset any payments for which FFP Marketing is indemnified against any amounts otherwise due to FFP Partners by FFP Marketing.

            FFP Marketing leases land or land and buildings for some of its retail outlets and some administrative and executive office facilities from various entities directly or indirectly owned by Messrs. John H. Harvison, and members of his immediate family, Byrnes, St.Clair, and McDonald. During fiscal 1997, the Company paid $908,000 to such entities with respect to these leases. FFP Marketing believes the leases with these affiliates are on terms that are more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties.

            John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, owns 50% of Product Supply Services, Inc. ("Product Supply"), which provides consulting services and acts as an agent for FFP Marketing in connection with the procurement of motor fuel for sale by the Company. Product Supply provides such services to the Company pursuant to an agreement providing that the Company will pay Product Supply $5,000 per month, supply it with office space and support services, such as telephone and clerical assistance, and pay its reasonable out-of-pocket costs in providing such services. The agreement may be canceled either by FFP Marketing or Product Supply upon sixty days' written notice. During fiscal year 1997, the Company paid $68,000 to Product Supply for its services.

            E. Michael Gregory, a Director of FFP Marketing, is the owner and president of Gregory Consulting, Inc. ("Gregory Consulting"), which provides engineering, consulting, and other similar services to the Company. During fiscal year 1997, the Company paid Gregory Consulting $265,000 for such services.

            Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. Consequently, the Company has entered into agreements with Nu-Way Beverage Company ("Nu-Way Beverage"), a company wholly owned by John H. Harvison, under which Nu-Way Beverage sells alcoholic beverages at FFP Marketing's Texas outlets. Under this agreement, the Company receives rent and a management fee relative to the sale of alcoholic beverages and it loans funds to Nu-Way Beverage to pay for alcoholic beverage purchases. The Company receives interest on such funds at 1/2% above the prime rate charged by a major commercial bank and the loan is secured by the alcoholic beverage inventory located in the Company's Texas outlets. During 1997, the highest balance due under this loan was $431,000 and the balance at the end of the year was $426,000. During 1997, Nu-Way Beverage sold $8,330,000 of alcoholic beverages at the Company's Texas outlets. After deducting cost of sales and other expenses related to these sales, including $1,355,000 of rent, management fees, and interest paid to the FFP Marketing, Nu-Way Beverage had earnings of $83,000 from sales of alcoholic beverages at the Company's outlets.

            In June 1994, the Company concluded the settlement of a lawsuit which it had filed against Nu-Way Oil Company and Nu-Way Distributing Company
(the "Nu-Way Companies"), both of which are controlled by John Harvison and members of his immediate family, and a related suit which the Nu-Way Companies had filed against the Company. Under the settlement, all claims in both of the lawsuits were dismissed and the Company received cash, a promissory note from an affiliated company (secured by first and second liens on real estate), and title to a convenience store which was being leased by the Company from an affiliate. The Company estimated the assets it received had an aggregate value of $485,000. The affiliated companies received approximately $65,000 in cash (held in the Registry of the Court) and 30,000 Class B Units owned by an affiliate that were being held by an escrow agent. This agreement was approved by the disinterested directors of the General Partner. The note which the Company received in connection with this settlement is to be repaid over five years, with interest at 9.5%; the highest balance outstanding during 1997 under the note was $65,000, and the balance outstanding at year end 1997 was $44,000.

            The Company provides vehicles to various employees, primarily field supervisory personnel, in conjunction with the performance of their employment duties. In 1997, the Company purchased vehicles totaling $106,000 from EZ Auto, L.L.C., a company 50%-owned by members of John H. Harvison's immediate family. Management believes that the cost of these vehicles was comparable to that which could have been obtained from unrelated third parties for similar vehicles.

            In 1980 and 1982, certain of the Affiliated Companies granted to E-Z Serve, Inc. ("E-Z Serve"), the right to sell motor fuel at retail for a period of ten years at certain outlets owned or leased by companies controlled, directly or indirectly, by John H. Harvison and members of his immediate family or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to E-Z Serve at such locations were assigned to the Company on May 21, 1987, in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with E-Z Serve, the Company entered into agreements with Thrift Financial Co. ("Thrift Financial"), a company owned and controlled by members of John H. Harvison's immediate family, which grant to the Company the exclusive right to sell motor fuel at certain retail locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. During fiscal 1997, the Company paid Thrift Financial $323,000 under these agreements.

            Cost Allocations. Prior to the December 1997 restructuring of FFP Partners, the affairs of the Company were managed by its General Partner. The General Partner made determinations with respect to costs incurred by it (whether directly or indirectly through its affiliates) that were reimbursed by the Company. The Company reimbursed the General Partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Company. The reimbursement was based on the time devoted by employees to the Company's business or upon such other reasonable basis as was determined by the General Partner. In fiscal 1997, the Company reimbursed the General Partner and its affiliates $763,000 for such expenses.

            During 1997, the Company paid $386,000 to affiliates to reimburse them for legal fees they had paid that benefited the Company. This payment was the final portion of an amount which had been accrued in 1996.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)  Financial Statements.

                  See Index to  Financial  Statements  and  Financial  Statement
               Schedules on page F-1 hereof.

                  (2)  Financial Statement Schedules.

                  See Index to  Financial  Statements  and  Financial  Statement
               Schedules on page F-1 hereof.

                  Schedules other than those listed on the accompanying Index to
               Financial Statements and Financial Statement Schedules are omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                  (3)  Exhibits.

            3.1  Articles of Incorporation of FFP Marketing
                   Company, Inc. {1 - Ex. 3.1}
            3.2  Bylaws of FFP Marketing Company,  Inc. {1 - Ex. 3.2}
           10.1  Nonqualified Unit Option Plan of FFP Partners, L.P.
                   {1 - Ex. 10.1}
           10.2  Form of Ground  Lease with  affiliated  companies.
                   {1 - Ex. 10.2}
           10.3  Form of Building Lease with affiliated  companies.
                   {1 - Ex. 10.3}
           10.4  Form of Agreement with Product Supply Services, Inc.
                   {1 - Ex. 10.4}
           10.5 Form of Employment Agreement between FFP Partners Management Company, Inc., and certain executive officers dated April 23, 1989, as amended July 22, 1992 {1 - Ex. 10.5}
           10.6 Loan Agreement among FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P., and HSBC Business Loans, Inc., dated October 31, 1997 {2}
           10.7  Form of Lease Agreement with FFP Properties,  L.P. {2}
           10.8  Form of Building Lease Agreement with FFP Properties, L.P. {2}
           21.1  Subsidiaries of the Registrant. {2}
             27  Financial data schedule. {2}
-----------------------------
            {1} Included in the Company's Registration Statement on Form S-4 (Registration No. 333-41709) as the exhibit indicated and incorporated herein by reference.
            {2}  Included herewith.

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 1998             FFP MARKETING COMPANY, INC.
                                   (Registrant)


                                   By: /s/ John H. Harvison
                                       -----------------------------------------
                                       John H. Harvison
                                       Chairman of the Board
                      -----------------------------------
            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 13, 1998.

/s/ John H. Harvison              Chairman of the Board of Directors
---------------------------------   and Chief Executive Officer
John H. Harvison                    (Principal executive officer)

/s/ Robert J. Byrnes              President, Chief Operating Officer,
---------------------------------   and Director (Principal operating
Robert J. Byrnes                    officer)

/s/ Steven B. Hawkins             Vice President - Finance and
---------------------------------   Administration, and Chief
Steven B. Hawkins                   Financial Officer (Principal
                                    financial and accounting officer)

/s/ J. D. St.Clair                Director
---------------------------------
J. D. St.Clair

/s/ Michael Triantafellou         Director
---------------------------------
Michael Triantafellou

                                  Director
---------------------------------
John W. Hughes

                                  Director
---------------------------------
Garland R. McDonald

/s/ John D. Harvison              Director
---------------------------------
John D. Harvison

                                  Director
---------------------------------
E. Michael Gregory

Item 8.  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

                                                                        Page
                                                                       Number
Independent Auditors' Report                                             F-2
Consolidated Balance Sheets as of December 28, 1997, and
  December 29, 1996                                                      F-3
Consolidated Statements of Operations for the Years Ended
   December 28, 1997, December 29, 1996, and December 31, 1995           F-4
Consolidated Statements of Stockholders' Equity/Partners' Capital
   for the Years Ended December 28, 1997, December 29, 1996,
   and December 31, 1995                                                 F-5
Consolidated Statements of Cash Flows for the Years Ended
   December  28, 1997, December 29, 1996, and December 31, 1995          F-6
Notes to Consolidated Financial Statements                               F-8
Schedule II - Valuation and Qualifying Accounts                          F-28

                          INDEPENDENT AUDITORS' REPORT



The Stockholders
FFP Marketing Company, Inc.:

            We have audited the consolidated financial statements of FFP Marketing Company, Inc. (formerly, FFP Partners, L.P., a Delaware limited partnership) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Marketing Company, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG Peat Marwick LLP


Fort Worth, Texas
March 17, 1998

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1997, AND DECEMBER 29, 1996
                    (In thousands, except share information)
                                                            1997       1996
                                     ASSETS
Current Assets
   Cash and cash equivalents                               $9,389      $8,244
   Trade receivables, less allowance for doubtful accounts
      of $809 and $883 in 1997 and 1996, respectively       10,732     10,303
   Notes receivable                                          1,163      1,198
   Inventories                                              15,820     12,489
   Prepaid expenses and other current assets                 1,077        625

      Total current assets                                  38,181     32,859

Property and equipment, net                                 32,095     38,024
Other assets, net                                            5,054      7,716

      Total Assets                                         $75,330    $78,599


             LIABILITIES AND STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL
Current Liabilities
   Amount due under revolving credit line                       $0     $6,823
   Current installments of long-term debt                    1,208      1,587
   Current installments of obligations under
      capital leases                                           917      1,122
   Accounts payable                                         15,319     14,150
   Money orders payable                                     11,299      7,809
   Accrued expenses                                          9,623      8,778

      Total current liabilities                             38,366     40,269

Long-term debt, excluding current installments              21,465      7,765
Obligations under capital leases, excluding current
  installments                                               3,110      1,653
Deferred income taxes                                        3,259      3,781
Other liabilities                                            2,866        993

      Total Liabilities                                     69,066     54,461

Commitments and contingencies

Stockholders' Equity/Partners' Capital
    Preferred stock ($0.01 par value; 1,000,000 shares
      authorized; no shares issued and outstanding)              0          0
    Common stock ($0.01 par value; 9,000,000 shares
      authorized; 3,779,415 shares issued and outstanding)  22,202          0
    Reduction for joint debt obligations                   (15,938)         0
    Limited partners' equity                                     0     24,165
    General partner's equity                                     0        242
    Treasury units                                               0       (269)

      Total Stockholders' Equity/Partners' Capital           6,264     24,138

      Total Liabilities and Stockholders'Equity/
         Partners' Capital                                 $75,330    $78,599

          See accompanying notes to consolidated financial statements.

                 FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER
               28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                  (In thousands, except per share information)


                                             1997        1996        1995
Revenues
   Motor fuel                              $311,495    $321,814    $296,887
   Merchandise                               61,652      60,579      65,512
   Miscellaneous                              6,267       7,759       7,646

      Total Revenues                        379,414     390,152     370,045

Costs and Expenses
Cost of motor fuel                          289,793     301,142     274,074
   Cost of merchandise                       42,913      42,758      46,325
   Direct store expenses                     28,241      27,062      28,496
   General and administrative expenses       12,113      11,506      11,795
   Depreciation and amortization              5,488       3,951       3,769

      Total Costs and Expenses              378,548     386,419     364,459

Operating Income                                866       3,733       5,586

   Interest Expense                           1,642       1,246       1,176

Income/(Loss) before income taxes              (776)      2,487       4,410

   Deferred income tax expense/(benefit)       (892)      2,646         500

Net Income/(Loss)                              $116       $(159)     $3,910

Net income/(loss) per share -
   Basic                                      $0.03      $(0.04)      $1.06
   Diluted                                     0.03       (0.04)       1.02

Weighted  average  number  of  common
  shares outstanding -
    Basic                                     3,779       3,759       3,706
    Diluted                                   3,802       3,759       3,839




          See accompanying notes to consolidated financial statements.

                 FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL YEARS
        ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                     (In thousands, except share/unit information)

                                   Reduction
                                      for
                                   Joint Debt
                            Common  Obliga-   Limited  General  Treasury
                            Stock    tions   Partners  Partner   Units    Total

Balance, December 25,1994     $0       $0     $24,870    $249   $(269)  $24,850
  1994

Exercise of Class A Unit
   ptions by employees
   and directors               0        0         238       1       0       239
Retirement of Class A Units    0        0         (94)      0       0       (94)
  Units
Distributions to partners
    ($0.87 per Class A and
    Class B Unit)                              (3,172)    (32)      0    (3,204)
Net income                     0        0       3,871      39       0     3,910
Balance, December 31, 1995     0        0      25,713     257    (269)   25,701

Exercise of Class A Unit
    options by employees
    and directors              0        0         139       2       0       141
Distributions to partners
    ($0.415 per Class A and
    Class B Unit)              0        0      (1,530)    (15)      0    (1,545)
Net (loss)                     0        0        (157)     (2)      0      (159)
Balance, December 29, 1996     0        0      24,165     242    (269)   24,138

Net income                     0        0         115       1       0       116
Net assets distributed in
    restructuring
    transaction           22,202        0     (24,280)   (243)    269    (2,052)
Reduction of equity
    attributable to
    reporting of joint
    debt obligations
    in restructuring           0  (15,938)          0       0       0   (15,938)
Balance, December 28,
    1997                 $22,202 $(15,938)         $0      $0      $0    $6,264

          See accompanying notes to consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995
                 (In thousands, except supplemental information)

                                                    1997       1996     1995
Cash Flows from Operating Activities
   Net income/(loss)                                $116      $(159)   $3,910
   Adjustments to reconcile net income/(loss)
      to net cash provided by operating activities -
         Depreciation and amortization             5,488      3,950     3,769
         Provision for doubtful accounts             199        327       459
         Provision/(benefit) for deferred
           income taxes                             (892)     2,646       500
         (Gain) on sales of property                (254)       (21)     (256)
           and equipment
      (Gain) on sales of convenience store
           operations                                (30)    (1,778)     (791)
      Minority interest in net income of
           subsidiaries                                0         32        42
   Changes in operating assets and liabilities -
      (Increase) in trade receivables               (628)    (1,190)   (1,807)
      (Increase)/decrease in inventories          (3,331)    (1,229)       86
      (Increase)/decrease in prepaid expenses
           and other operating assets               (298)       223       321
      Increase/(decrease) in accounts payable      1,169      1,120      (150)
      Increase in money orders payable             3,490      1,891     1,656
      Increase/(decrease) in accrued expenses
           and other liabilitie   s                3,067       (794)   (2,429)

Net cash provided by operating activities          8,096      5,018     5,310

Cash Flows from Investing Activities
   Purchases of property and equipment           (17,410)    (9,517)   (4,762)
   Proceeds from sales of property and equipment   1,289         98       314
   Investments in joint ventures and other
      entities                                         0          0    (1,350)
   Decrease in notes receivable                      846        540       733
   (Increase)/decrease in other assets               574       (332)     (687)

Net cash (used in) investing activities          (14,701)    (9,211)   (5,752)

Cash Flows from Financing Activities
   Borrowings/(payments) on revolving
        credit line, net                          (6,823)     2,820     4,003
   Proceeds from long-term debt                  122,884      4,000         0
   Payments on long-term debt                   (109,563)    (2,033)   (4,178)
   Borrowings under capital lease obligations      2,522      1,923     1,076
   Payments on capital lease obligations          (1,270)      (975)     (694)
   Proceeds from exercise of unit options              0        141       145
   Distributions to unitholders                        0     (1,545)   (3,204)

Net cash provided by/(used in) financing
   activities                                      7,750      4,331    (2,852)

Net increase/(decrease) in cash and cash
   equivalents                                     1,145        138    (3,294)
Cash and cash equivalents at beginning
   of year                                         8,244      8,106    11,400

Cash and cash equivalents at end of year          $9,389     $8,244    $8,106


Supplemental Disclosure of Cash Flow Information

            Cash paid for interest during 1997, 1996, and 1995, was $1,917,000, $1,097,000, and $1,394,000, respectively. Purchases of property and equipment in 1997 and 1996 include capitalized interest of $148,000 and $80,000, respectively.

Supplemental Schedule of Noncash Investing and Financing Activities

            During 1997, the Company transferred $196,000 of prepaid expenses and $18,143,000 of land and buildings to FFP Partners, L.P., and issued $349,000 of common stock to the general partner of FFP Partners in conjunction with the restructuring of FFP Partners that resulted in the formation of FFP Marketing. Also in connection with the restructuring, the Company recorded a reduction in stockholders' equity related to debt for which it and FFP Partners are jointly liable.

            During 1996, the Company acquired fixed assets of $200,000 in exchange for notes payable.

            During 1995, the Company (i) acquired fixed assets of $598,000 in exchange for notes payable and (ii) retired $94,000 in Class A Units in connection with the surrender of 12,295 Class A Units in payment for the exercise of options to acquire 25,000 Class A Units by a director of the General Partner.



          See accompanying notes to consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 28, 1997, DECEMBER 29, 1996, AND DECEMBER 31, 1995


1.  Basis of Presentation

(a) Organization of Company

            FFP Marketing Company, Inc. ("FFP Marketing" or the "Company"), was formed in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"), in which the real estate used in its retail operations was retained by FFP Partners and all other assets and businesses were transferred to FFP Marketing. Unless the context requires otherwise, references in these consolidated financial statements to "FFP Marketing" or to the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners. The net book value of the assets and liabilities retained by FFP Partners has been reflected as a distribution to FFP Partners in the accompanying consolidated statements of stockholders' equity/partners' capital. Accordingly, no gain or loss was recognized as a result of the restructuring.

            As a result of the restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of FFP Marketing for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in FFP Marketing as they had held in FFP Partners.

            FFP Marketing operates convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores over an eleven state area. It also operates a money order company, selling money orders through its own outlets as well as through agents; sells motor fuel on a wholesale basis, primarily in Texas; and operates a motor fuel terminal and processing facility in Texas.

            The  Company   conducts  its   operations   through  the   following
subsidiaries:

              Entity            Date Formed          Principal Activity
    FFP Operating Partners,    December 1986      Operation of convenience
      L.P., a Delaware                              stores and other retail
      limited partnership                           outlets
    Direct Fuels, L.P., a      December 1988      Operation of fuel terminal
      Texas limited                                 and wholesale fuel sales
      partnership
    FFP Financial Services,    September 1990     Sale of money order services
      L.P., a Delaware                              and supplies
      limited partnership
    Practical Tank             September 1993     Underground storage tank
      Management, Inc., a                           monitoring
      Texas corporation
    FFP Transportation,        September 1994     Ownership of tank trailers and
      L.L.C., a Texas limited                       other transportation
      liability company                             equipment
    FFP Money Order Company,   December 1996      Sale of money orders through
      Inc., a Nevada                                 agents
      corporation

(b) Consolidation

            The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

(c)  Reclassifications

            Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.


2.  Significant Accounting Policies

(a) Fiscal Years

            The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year which ends on the last Sunday of December. Accordingly, the fiscal years ended December 28, 1997, and December 29, 1996, consisted of 52 weeks, while the year ended December 31, 1995, consisted of 53 weeks. Year end data in these notes is as of the respective dates above.

(b) Cash Equivalents

            The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)  Notes Receivable

            The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At year end 1997 and 1996, no notes receivable were determined to be impaired.

(d) Inventories

            Inventories consist of retail convenience store merchandise and motor fuel products. Merchandise inventories are stated at the lower of cost or market as determined by the retail method. Motor fuel inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") inventory method.

            The Company has selected a single company as the primary grocery and merchandise supplier to its convenience stores and truck stops although certain items, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company believes it could replace any of its merchandise suppliers, including its primary grocery and merchandise supplier, with no significant adverse effect on its operations.

            The Company does not have long-term  contracts with any suppliers of petroleum products covering more than 10% of its motor fuel supply. Unanticipated national or international events could result in a curtailment of motor fuel supplies to the Company, thereby adversely affecting motor fuel sales. In addition, management believes a significant portion of its merchandise sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of the Company's operations.

(e) Property and Equipment

            Property and equipment are stated at cost. Equipment acquired under capital leases is stated at the present value of the initial minimum lease payments, which is not in excess of the fair value of the equipment. Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the respective assets, which range from three to twenty years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

(f)  Investments

            Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method and are included in other assets, net, in the accompanying consolidated balance sheets.

(g) Intangible Assets

            In connection with the allocation of the purchase price of the assets acquired in 1987 upon the commencement of the Company's operations, $1,093,000 was allocated as the future benefit of real estate leased from affiliates of its former general partner. The future benefit of these leases is being amortized using the straight-line method over 20 years, the term including option periods, of such leases.

            Goodwill of  $1,524,000  and  $2,040,000  at year end 1997 and 1996, respectively, is being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved.

(h) Sales of Convenience Store Operations

            The Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 10%. Summary information about these sales is as follows:

                                                          Gains
                                                 -----------------------
              Number          Notes      Total                  Deferred
               Sold   Cash  Receivable  Proceeds  Recognized  (at year-end)
                           (In thousands, except number sold)
       1997     2      $66     $201       $267       $30           $50
       1996    18      816    1,561      2,377     1,778           250
       1995    10      357      543        900       791           200

            Gains on sales which meet specified criteria, including receipt of a significant cash down payment and projected cash flow from store operations sufficient to adequately service the debt, are recognized upon closing of the sale. Gains on sales which do not meet the specified criteria are recognized under the installment method as cash payments are received. Gains being recognized under the installment method are evaluated periodically to determine if full recognition of the gain is appropriate.

            Under these sales,  the Company retains the real estate or leasehold interests, and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements.

(i) Environmental Costs

            Environmental remediation costs are expensed; related environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of existing assets are capitalized. Liabilities for environmental remediation costs are recorded when environmental assessment and/or remediation is probable and the amounts can be reasonably estimated. Environmental liabilities are evaluated independently from potential claims for recovery. Accordingly, the gross estimated liabilities and estimated claims for reimbursement have been presented separately in the accompanying consolidated balance sheets (see Note 13b).

            In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1, was adopted by the Company on December 29, 1997, and requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs, and therefore, adoption of SOP 96-1 in 1997 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(j) Motor Fuel Taxes

            Motor fuel revenues and related cost of motor fuel include federal and state excise taxes of $99,911,000, $105,718,000, and $103,478,000, for 1997,
1996, and 1995, respectively.

(k) Exchanges

            The exchange method of accounting is utilized for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (Note 11) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1997 and 1996 were $754,000 and $4,000, respectively.

(l) Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to existing differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date.

            Under the Revenue Act of 1987, FFP Partners qualified as a publicly-traded partnership until the end of its 1997 fiscal year. Accordingly, the taxable income or loss of the Company was includable in the income tax returns of the individual partners and no provision for income taxes was made in the accompanying consolidated financial statements, except for applying the provisions of SFAS No. 109 "Accounting for Income Taxes."

            The businesses and activities retained by FFP Partners in connection with its December 1997 restructuring will permit it to continue to be treated as a partnership for tax purposes. However, as a result of the restructuring, through which FFP Marketing was formed, FFP Marketing was organized as a corporation. Accordingly, income tax expense will be recorded in its consolidated financial statements for future periods.

(m)  Fair Value of Financial Instruments

            The carrying amounts of cash, receivables, amounts due under revolving credit line, and money orders payable approximate fair value because of the short maturity of those instruments. The carrying amount of notes receivable approximates fair value which is determined by discounting expected future cash flows at current rates.

            The carrying amount of long-term debt approximates fair value due to the variable interest rate on substantially all such obligations.

(n)  Common Stock

            Prior to the December 1997 restructuring of FFP Partners, the capital of the Company consisted of partnership interests. These interests were converted into common stock in connection with the restructuring. The average number of shares/units shown as outstanding on the statement of operations have been adjusted to reflect the number of common shares that would have been outstanding had the restructuring occurred at the beginning of the earliest year presented giving effect to the shares that would have been issued to the general partner.

            The treasury units (64,778 units, at cost) which were being held by the Company were retired in conjunction with the restructuring.

(o) Income/(Loss) per Share

            The Company adopted SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. SFAS No. 128 changes the manner in which the Company calculates and presents its net income or loss per share and requires net income or loss per share amounts for all prior periods to be restated to conform to the new presentation. The adoption of SFAS No. 128 did not have a material effect on the Company's net income or loss per share amounts. A reconciliation of the denominators of the basic and diluted net income/(loss) per share computations for 1997, 1996, and 1995, follows:

                                                   1997    1996    1995
                                                      (In thousands)
    Weighted average number of common shares
        outstanding, assuming dilution            3,779   3,759   3,706
    Effect of dilutive options                       23       0     133
    Weighted average number of common shares
        outstanding, assuming dilution            3,802   3,759   3,839

(p) Dividends/Distributions to Partners

            Prior to the December 1997 restructuring of FFP Partners, distributions to partners represented a return of capital and were allocated pro rata to the general partner and holders of the Limited Partnership interests. Distributions to shareholders that may be made in the future will be dividends.

(q) Employee Benefit Plan

            The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 1997, 1996, or 1995.

(r)  Use of Estimates

            The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(s)  Stock Option Plan

            The Company accounts for its outstanding stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock on the date of grant of the option exceeded the exercise price of the option. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected the second alternative (see Note 9).

(t)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

            The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(u)  Revenue Recognition

            The Company recognizes revenue related to motor fuel and merchandise sales at the time of the sale.


3.  Property and Equipment

            Property and equipment consists of the following:

                                                1997          1996
                                                  (In thousands)
    Land                                       $1,224        $4,703
    Land improvements                               0         2,698
    Buildings and leasehold improvements        7,992        26,509
    Machinery and equipment                    51,209        35,450
    Construction in progress                      286         2,821
                                               60,711        72,181

    Accumulated depreciation and amortization (28,616)      (34,157)

                                              $32,095       $38,024

            In  connection  with  the  December  1997   restructuring  of  FFP
Partners, all land and buildings used in the Company's retail operations were transferred to FFP Partners.


4.  Other Assets

            Other assets consist of the following:

                                               1997           1996
                                                  (In thousands)
    Intangible Assets (Note 2g)
    Ground leases                             $1,093         $1,093
    Goodwill                                   1,524          2,040
    Other                                      2,284          2,295

                                               4,901          5,428

    Accumulated amortization                  (2,570)        (2,375)

                                               2,331          3,053

    Notes receivable                           1,294          2,069
    Claims for reimbursement of
       environmental remediation costs         1,052          1,038
    Investments in joint ventures and
       other entities                              0          1,293
    Other                                        377            263

                                              $5,054         $7,716

            In December 1995, the Company advanced $1,200,000 to a company which granted the Company a security interest in certain loans that were secured by convenience stores located in areas where the Company currently has operations. In 1997, the Company foreclosed on the loans and took title to the properties securing the loans. In connection with the December 1997 restructuring of FFP Partners, these properties were transferred to FFP Partners.


5.  Notes Payable and Long-Term Debt

             In connection with the December 1997 restructuring of FFP Partners, FFP Partners retained the liability for the year end balances due under a bank revolving credit facility ($7,439,000), a bank term loan ($7,905,000), and other debt ($594,000) secured by the real estate transferred to FFP Partners. However, in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Liabilities and Extinguishment of Liabilities," the debt must be presented on the balance sheets of both FFP Partners and FFP Marketing until FFP Marketing obtains a legal release as a primary obligor on the debt. At such time and to the extent that FFP Marketing obtains a legal release, the debt will be removed from its consolidated balance sheet with a corresponding adjustment to the reduction for joint debt obligations that is included in consolidated stockholders' equity. Such adjustment will result in an increase in consolidated stockholders' equity.

            All other debt, including capital lease obligations, were transferred to FFP Marketing. However, subsidiaries of FFP Marketing remain liable on the debt retained by FFP Partners, pending its refinancing, and could be required to repay the debt if FFP Partners is unable to do so. FFP Partners has indemnified FFP Marketing against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt retained by FFP Partners against any amounts otherwise due to FFP Partners by FFP Marketing.

            Although FFP Partners retained the liability for the $7,439,000 due under the revolving credit line portion of the bank debt at the date of the December 1997 restructuring, FFP Marketing retains availability under this revolving credit facility. The revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time related to a borrowing base comprised of FFP Marketing's trade receivables and inventories. To the extent that borrowings under this credit facility fall below the $7,439,000 balance retained by FFP Partners they are treated as loans by FFP Marketing to FFP Partners and FFP Partners pays interest to FFP Marketing on such amounts at the lender's prime rate, which is same rate that is payable to the lender. FFP Marketing bears the interest cost on any balances under the revolving credit facility that exceed the $7,439,000 amount.

             The revolving credit facility and the bank term loan both bear interest at the lender's prime rate, payable monthly; the term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. The loans are subject to a Loan and Security Agreement among FFP Partners and two companies that prior to the December 1997 restructuring were subsidiaries of FFP Partners but are now subsidiaries of FFP Marketing. The agreement contains various restrictive covenants including financial covenants relating to the maintenance of a specified minimum tangible net worth, a debt to tangible net worth ratio, and a cash flow coverage ratio, all as defined in the agreement. As a result of the restructuring, these ratios are calculated on a combined basis for FFP Marketing and FFP Partners. As of year end, FFP Marketing and FFP Partners were not compliance with certain requirements under the loan agreement; the lender has waived declaring a default due to such noncompliance. The loans under the agreement are secured by FFP Marketing's trade accounts receivable, inventories, and its equipment not otherwise encumbered, and by a negative pledge of its other assets. The loans are also secured by the assets of FFP Partners.

            FFP Marketing has been advised by FFP Partners that FFP Partners expects to refinance the bank and other debt during 1998. At the time the refinancing is completed, FFP Marketing anticipates that it will have no liability for the obligations although it is expected to retain the revolving credit facility for which it will be solely liable.

            In addition to the foregoing debt, FFP Marketing has a loan of $6,735,000 incurred in connection with the December 1997 acquisition of 94 operating convenience stores. The loan bears interest payable monthly at the prime rate (8.5% at year end 1997) of a large national bank, is due in February 1999, and is secured by the assets of the 94 convenience stores. FFP Marketing is in the process of securing long-term financing to refinance this bridge loan and expects to complete the refinancing by mid-1998.

            The aggregate fixed maturities of long-term debt for each of the five years subsequent to 1997 are as follows:

                                        (In thousands)
                      1998                   $1,208
                      1999                    8,034
                      2000                   13,118
                      2001                       55
                      2002                       53
                      Thereafter                205
                                            $22,673


6.  Capital Leases

            The Company is obligated under noncancelable capital leases beginning to expire in 1998. The gross amount of the assets covered by these capital leases that are included in property and equipment in the accompanying consolidated balance sheets is as follows:

                                       1997       1996
                                        (In thousands)
      Fixtures and equipment          $6,565     $3,980
      Accumulated amortization        (1,641)      (888)

                                      $4,924     $3,092

            The  amortization of assets held under capital leases is included in
depreciation   and  amortization   expense  in  the  accompanying   consolidated
statements of operations. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1997 are:
                                                     (In thousands)
        1998                                             $1,237
        1999                                              1,069
        2000                                                994
        2001                                              1,126
        2002                                                435
        Thereafter                                            0

        Total minimum lease payments                      4,861

        Amount representing interest                       (834)
        Present value of future minimum lease payments    4,027

        Current installments                               (917)

        Obligations under capital leases, excluding
           current installments                          $3,110


7.  Operating Leases

            The Company has noncancelable, long-term operating leases on certain locations, a significant portion of which are with related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. Minimum future rental payments (including bargain renewal periods) and sublease receipts for years after 1997 are as follows:

                          Future Rental Payments      Future
                       ---------------------------   Sublease
                       Parties    Others     Total   Receipts
                                     (In thousands)
      1998              $3,314    $2,913    $6,227    $1,062
      1999               3,316     2,661     5,977       902
      2000               3,311     2,545     5,856       627
      2001               3,304     2,369     5,673       276
      2002               3,043     1,603     4,646        51
      Thereafter         1,837     9,579    11,416        29
                       $18,125   $21,670   $39,795    $2,947

            Total rental expense and sublease income were as follows:

                               Rent Expense
                       ---------------------------   Sublease
                       Parties    Others     Total    Income
                                     (In thousands)
      1997                $915      $922    $1,837    $1,370
      1996                 727       742     1,469     1,154
      1995                 849       735     1,584       843


8.  Accrued Expenses

            Accrued expenses consist of the following:

                                                1997      1996
                                                (In thousands)
     Motor fuel taxes payable                  $5,979    $5,726
     Accrued payroll and related expenses         964       818
     Other                                      2,680     2,234
                                               $9,623    $8,778


9.  Nonqualified Unit Option Plan

            The Company's predecessor had a Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees that authorized the grant of options to purchase up to 450,000 and 100,000 Class A Units of FFP Partners, respectively.

            Following is a summary of activity under the unit option plans:

                                                                   Weighted
                                                                    Average
                                         Class A     Exercise      Exercise
                                          Units    Price Range       Price

Options outstanding, December 25, 1994   293,930   $2.00 - $3.88     $3.59

    Options granted during year           50,000     6.00 - 7.00      6.50
    Options expired or terminated
      during year                         (6,999)       3.75          3.75
    Options exercised during year        (76,267)    2.00 - 3.88      3.11

Options outstanding, December 31, 1995   260,664     3.75 - 7.00      4.28

    Options granted during year                0
    Options expired or terminated
      during year                         (1,333)       3.75          3.75
    Options exercised during year        (37,332)       3.75          3.75

Options outstanding, December 29, 1996   221,999     3.75 - 7.00      4.37

    Options granted during year           20,000        4.31          4.31
    Options expired or terminated
      during year                              0
    Options exercised during year              0

Options outstanding, December 28, 1997   241,999     3.75 - 7.00      4.37

Options exercisable, December 28, 1997   205,333     3.75 - 7.00      4.20

            The exercise price of each option granted under the plans is determined by the Board of Directors, but may not be less than the fair market value of the underlying units on the date of grant. The original exercise prices of the options outstanding at year end 1997 were:

                            Exercise     Options
                              Price    Outstanding
                             $3.750      165,333
                              3.875        6,666
                              4.313       20,000
                              6.000       25,000
                              7.000       25,000
                                         241,999

            At year end 1997, the weighted-average remaining contractual life of outstanding options was 5.55 years.

            All options outstanding at year end 1997 are exercisable with respect to one-third of the units covered thereby on each of the anniversary dates of their grants and expire ten years from the date of grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable.

            The per share weighted-average fair value of options granted in 1997, 1996, and 1995, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                        Underlying Assumptions
                              -----------------------------------------
                  Estimated              Risk-Free             Expected
          Year       Fair     Dividend   Interest  Expected     Option
         Granted    Value      Yield       Rate   Volatility     Life
          1997      $2.81       0.0%      6.40%      58%       7 years
          1996       0.00       0.0%      0.00%       0%          0
          1995       3.00       0.0%      6.00%      62%       3 years

            The Company applies APB Opinion No. 25 in accounting for its option plans; accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                        1997        1996        1995
                                 (In thousands, except per unit information)
Net income/(loss)
   As reported                          $116       $(159)      $3,910
   Pro forma                              53        (203)       3,866
Income/(loss) per share/unit
   As reported
      Basic                            $0.03      $(0.04)       $1.06
      Diluted                           0.03       (0.04)        1.02
   Pro forma
      Basic                             0.01       (0.05)        1.04
      Diluted                           0.01       (0.05)        1.01

            Pro forma net income reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income/(loss) amounts presented above because compensation cost for options granted prior to 1995 is not considered.

            All options to acquire Class A Units of FFP Partners that were outstanding at the completion of the December 1997 restructuring of FFP Partners were divided into separate options to purchase Class A Units of FFP Partners and a like number of FFP Marketing common shares. The exercise price for the existing FFP Partners unit options was divided between the two new options in proportion to the closing prices on the American Stock Exchange of FFP Partners Class A Units and FFP Marketing common shares. The adjusted exercise prices of the options to acquire FFP Marketing common shares outstanding at year end 1997 are:

                      Exercise         Options
                        Price        Outstanding
                       $2.539          165,333
                        2.623            6,666
                        2.920           20,000
                        4.062           25,000
                        4.739           25,000
                                       241,999


10.  Income Taxes

            Noncash charges/(credits) of $(892,000),  $2,646,000,  and $500,000, were recorded in 1997, 1996, and 1995, respectively, to record deferred income tax expense/(benefit).

            In August 1996, Congress passed legislation clarifying that certain buildings used in connection with the retail sale of motor fuel qualified for a substantially shorter depreciable life for tax purposes than was being utilized by the Company. In January 1997, the Internal Revenue Service issued a notice explaining how the tax deduction related to the change in the depreciable lives on these assets should be determined. As a result, the Company deducted in 1996 the difference between the tax depreciation previously recorded and the depreciation available using the shorter life and recognized an additional deferred income tax provision of $2,089,000 in the fourth quarter 1996 related to this temporary difference. The current tax benefit of this deduction was allocated to the Company's unitholders but the deferred tax expense associated with the acceleration of this deduction for tax purposes was reflected in the Company's 1996 consolidated statement of operations. However, in connection with the December 1997 restructuring of FFP Partners, the buildings which gave rise to this additional deferred income tax provision were transferred to FFP Partners and as a result, their ownership was continued in a partnership format and the deferred taxes attributable to the real estate assets were reversed in the fourth quarter 1997.

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at year end 1997 and 1996, are presented below. Those temporary differences which existed at year end 1996 but which were expected to reverse prior to the Company's being treated as a corporation for tax purposes (fiscal year 1998) have been excluded from the 1996 amounts:

                                                  1997          1996
                                                    (In thousands)
     Deferred tax assets:
        Accounts receivable, principally due to
           allowance for doubtful accounts        $308            $0
        Accrued expenses, principally due to
           accruals for financial reporting
           purposes                                238             0
        Other, net                                (176)            0

        Total deferred tax assets, net            $370            $0

     Deferred tax liabilities:
        Property and equipment, principally
           due to basis differences and
           differences in depreciation         $(2,763)      $(2,950)
        Other, net                                (496)         (831)

        Total deferred tax liabilities         $(3,259)      $(3,781)


11.  Futures and Forward Contracts

            The Company is party to commodity futures contracts with off-balance sheet risk. Changes in the market value of open futures contracts are recognized as gains or losses in the period of change. These investments involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. Contract amounts are often used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller.

            From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (Note
2k). These transactions, which together with futures contracts are classified as operating activities for purposes of the consolidated statements of cash flows, are included in motor fuel sales and related cost of sales and resulted in net gains as follows:

                                       (In thousands)
                      1997                 $430
                      1996                  363
                      1995                   87

            Open  positions  under  futures  and  forward   contracts  were  not
significant at year end 1997 and 1996.


12.  Related Party Transactions

            Until completion of the December 1997 restructuring of FFP Partners, the Company reimbursed the general partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. These expenses were $763,000, $745,000, and $727,000, and for 1997, 1996, and 1995, respectively.

            In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1992, the agreement was amended to be for a term of five years commencing on the date of amendment. The sales recorded by the affiliated company under this agreement were $8,330,000, $8,240,000, and $9,116,000, and in 1997, 1996, and 1995, respectively. The
Company  received  $1,355,000,  $1,265,000,  and $1,217,000,  in 1997, 1996, and
1995, respectively, in rent, management fees, and interest, which are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $83,000, $82,000, and $91,000 in 1997, 1996, and 1995, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $426,000 and $420,000 at year end 1997 and 1996, respectively.

            The Company purchases certain goods and services (including automobiles, office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $471,000, $359,000, and $421,000, for 1997, 1996, and 1995, respectively.

            As a part of its merchandise sales activities, the Company supplies its private label cigarettes on a wholesale basis to other retailers who do not operate outlets in its trade areas and pays them rebates based on the volume of cigarettes purchased. In 1997, 1996, and 1995, the Company paid $-0-, $14,000, and $51,000, respectively, of such rebates to a company on whose Board one of the Company's executive officers serves. The amount of rebates paid to this company was calculated in the same manner as the rebates paid to non-related companies.

            In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by the Chairman of the general partner and members of his immediate family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. The Company paid this affiliated company commissions related to the sale of motor fuel at these locations of $323,000, $277,000, and $261,000, in 1997, 1996, and
1995, respectively.

            During 1995, the Company purchased four parcels of land, including building and petroleum storage tanks and related dispensing equipment, from a company controlled by the Chairman of the general partner and members of his immediate family. The Company paid a total of $116,000 for the real estate and related improvements. The Company is operating one of these locations as a convenience store and one as a self-service motor fuel outlet and intends to operate the other two as either convenience stores or self-service motor fuel outlets. The purchase price was determined by reference to similar properties acquired by the Company from unrelated parties.

            During 1996, the Company charged to expense $611,000 to reimburse various related companies for legal fees that benefited the Company. Of this amount, the Company paid $225,000 during 1996 and the remaining $386,000 in 1997.


13.  Commitments and Contingencies

(a) Uninsured Liabilities

            The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

            The Company self-insures claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees; claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee and the Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $295,000, $271,000, and $353,000, in 1997, 1996, and 1995, respectively.

            The Company is covered for worker's compensation in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 1997 and 1996, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

            The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was
December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must conform to the new standards by December 1998. The Company has implemented a plan to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and currently estimates the costs to do so will range from $1,444,000 to $1,764,000 during 1998. The Company anticipates that substantially all these expenditures will be capitalized as additions to property and equipment. Such estimates are based upon current regulations, prior experience, assumptions as to the number of underground storage tanks to be upgraded, and certain other matters. At year end 1997 and 1996, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $644,000 in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $644,000 were recorded in 1997 and 1996, as the Company expects that such costs will be reimbursed by various environmental agencies. In 1995, the Company contracted with a third party to perform site assessments and remediation activities on 35 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

            During 1997, 1996, and 1995, environmental expenditures were $1,665,000, $2,019,000, and $1,003,000, respectively (including capital expenditures of $1,267,000, $1,456,000, and $644,000), in complying with environmental laws and regulations.

            The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,052,000 and $1,038,000 at year end 1997 and 1996, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets.

(c) Other

            The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.


14. Quarterly Operating Results (Unaudited)

            Quarterly results of operations for 1997, 1996, and 1995, were as follows:

                            First     Second      Third    Fourth      Full
                           Quarter   Quarter     Quarter   Quarter     Year
                        (In thousands, except per unit data)
1997
Total revenues             $92,682   $99,332     $96,059   $91,341   $379,414
Total margin                 9,979    11,951      11,734    13,044     46,708
Net income/(loss)          (1,262)       340        (375)    1,413        116
Net income/(loss) per share
  Basic                    $(0.33)     $0.09      $(0.10)    $0.38      $0.03
  Diluted                   (0.33)      0.09       (0.10)     0.38       0.03

1996
Total revenues            $94,391   $105,092     $94,298   $96,371   $390,152
Total margin               10,989     13,473      11,407    10,383     46,252
Net income/(loss)            (169)     2,030         564    (2,584)      (159)
Net income/(loss) per share
  Basic                    $(0.05)     $0.54       $0.15    $(0.68)    $(0.04)
  Diluted                   (0.05)      0.53        0.15     (0.68)     (0.04)

1995
Total revenues            $84,413    $97,623     $93,716   $94,293   $370,045
Total margin               10,970     12,521      13,963    12,192     49,646
Net income                    154      1,172       2,071       513      3,910
Net income per share
  Basic                     $0.04      $0.32       $0.56     $0.14      $1.06
  Diluted                    0.04       0.31        0.54      0.13       1.02

                                                                     Schedule II

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                      Year Ended December 28, 1997
                               --------------------------------------------
                                Balance    Additions                Balance
                                   at      Charged to                  at
                               Beginning   Costs and   Deductions   End of
         Description           of Period   Expenses    (describe)   Period
Allowances for doubtful accounts
    Trade receivables             $883      $199         $273 (a)     $809


                                      Year Ended December 29, 1996
                               --------------------------------------------
                                Balance    Additions                Balance
                                   at      Charged to                  at
                               Beginning   Costs and   Deductions   End of
         Description           of Period   Expenses    (describe)   Period
Allowances for doubtful accounts
    Trade receivables            $1,045      $327        $489 (a)     $883


                                      Year Ended December 31, 1995
                               --------------------------------------------
                                Balance    Additions                Balance
                                   at      Charged to                  at
                               Beginning   Costs and   Deductions   End of
         Description           of Period   Expenses    (describe)   Period
Allowances for doubtful accounts
    Trade receivables             $917      $459         $331 (a)   $1,045


-----------------------------
(a) Accounts charged-off, net of recoveries.