Form 10-K405/A
period 1997-12-28
FFP MARKETING CO INC
filed 1998-05-05
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A-1

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

                  (3)  Exhibits.

            3.1  Articles of Incorporation of FFP Marketing
                   Company, Inc. {1 - Ex. 3.1}
            3.2  Bylaws of FFP Marketing Company,  Inc. {1 - Ex. 3.2}
           10.1  Nonqualified Unit Option Plan of FFP Partners, L.P.
                   {1 - Ex. 10.1}
           10.2  Form of Ground  Lease with  affiliated  companies.
                   {1 - Ex. 10.2}
           10.3  Form of Building Lease with affiliated  companies.
                   {1 - Ex. 10.3}
           10.4  Form of Agreement with Product Supply Services, Inc.
                   {1 - Ex. 10.4}
           10.5 Form of Employment Agreement between FFP Partners Management Company, Inc., and certain executive officers dated April 23, 1989, as amended July 22, 1992 {1 - Ex. 10.5}
           10.6 Loan Agreement among FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P., and HSBC Business Loans, Inc., dated October 31, 1997 {2 - Ex. 10.6}
           10.7  Form of Lease Agreement with FFP Properties,  L.P.
                   {2 - Ex. 10.7}
           10.8  Form of Building Lease Agreement with FFP Properties, L.P.
                   {2 - Ex. 10.8}
           21.1  Subsidiaries of the Registrant. {2 - Ex. 21.1}
           27.1  Financial data schedule for 1997. {2 - 27.1}
           27.2 Restated financial data schedule for years ended December 29, 1996, and December 31, 1995. {2 - 27.2}
           27.3  Restated financial data schedule for three months ended
                   March 30, 1997, and March 31, 1996.  {3}
           27.4  Restated financial data schedule for six months ended
                   June 29, 1997, and June 30, 1996.  {3}
           27.5 Restated financial data schedule for nine months ended September 28, 1997, and September 29, 1996. {3}
           99.1 Financial statements of FFP Operating Partners, L.P., a wholly owned subsidiary of the Company. (These financial statements are being filed as an exhibit to facilitate compliance with certain state environmental regulatory requirements.) {3}
-----------------------------
            {1} Included in the Company's Registration Statement on Form S-4 (Registration No. 333-41709) as the exhibit indicated and incorporated herein by reference.
            {2} Included as the indicated exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, and incorporated herein by reference.
            {3}  Included herewith.

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

Dated:  May 5, 1998               FFP MARKETING COMPANY, INC.
                                  (Registrant)


                                  By: /s/Steven B. Hawkins
                                      -----------------------------------------
                                      Steven B. Hawkins
                                      Vice President - Finance & Administration