Form 10-Q
period 1997-03-29
FFP MARKETING CO INC
filed 1998-05-18
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




      |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 29, 1998, or

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




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                             Common Shares 3,779,415
                (Number of shares outstanding as of May 13, 1998)

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                               March 29,    December 28
                                                 1998          1997
                                     ASSETS
Current Assets -
    Cash and cash equivalents                      $9,802      $9,389
    Trade receivables                              12,500      10,732
    Receivables from affiliates                     2,244         426
    Notes receivable                                  736         737
    Inventories                                    15,701      15,820
    Prepaid expenses and other                      1,235       1,077
        Total current assets                       42,218      38,181

Property and equipment, net                        32,038      32,095
Other assets, net                                   5,392       5,054

        Total Assets                              $79,648     $75,330

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities -
    Current installments of long-term debt         $7,991      $1,208
    Current installments of obligation under          622         917
capital lease
    Accounts payable                               15,871      15,319
    Money orders payable                           13,512      11,299
    Accrued expenses                               11,042       9,623
        Total current liabilities                  49,038      38,366

Long-term debt, excluding current                  14,811      21,465
installments
Obligations under capital lease, excluding
     current installments                           3,068       3,110
Deferred income taxes                               3,409       3,259
Other liabilities                                   2,723       2,866
        Total Liabilities                          73,049      69,066

Stockholders' Equity
    Common stock and retained earnings             22,537      22,202
    Reduction for joint debt obligations          (15,938)    (15,938)
        Total Stockholders Equity                   6,599       6,264

        Total Liabilities and Stockholders'
            Equity                                $79,648     $75,330


     See accompanying notes to condensed consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                 Three Months Ended
                                                 March 29,   March 30,
                                                   1998        1997
Revenues
    Motor fuel                                    $76,345     $77,117
    Merchandise                                    22,579      13,987
    Miscellaneous                                   2,319       1,698
        Total Revenues                            101,243      92,802

Costs and Expenses
    Cost of motor fuel                             69,867      72,650
    Cost of merchandise                            15,516      10,173
    Direct store expenses                          10,666       6,950
    General and administrative expenses             3,120       2,745
    Depreciation and amortization                   1,320       1,121
        Total Costs and Expenses                  100,489      93,639


Operating Income/(Loss)                               754        (837)
    Interest expense                                  201         291

Income/(loss) before income taxes                     553      (1,128)

    Income tax expense
        Current                                        47           0
        Deferred                                      170         134
        Total                                         217         134

Net Income/(Loss)                                    $336     $(1,262)

Net income/(loss) per share -
    Basic                                           $0.09      $(0.33)
    Diluted                                          0.09       (0.33)

Weighted average number of common shares
  outstanding -
    Basic                                           3,779       3,779
    Diluted                                         3,827       3,779



     See accompanying notes to condensed consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                   Three Months Ended
                                                   March 29,  March 30,
                                                     1998       1997
Cash Flows from Operating Activities -
    Net income/(loss)                                $336     $(1,262)
    Adjustments to reconcile net income/(loss) to
        cash provided by operating activities -
           Depreciation and amortization            1,321       1,121
           Deferred income tax expense                170         134
           Net change in operating assets
               and liabilities                        (68)      5,030
    Net cash provided by operating activities       1,759       5,023

Cash Flows from Investing Activities -
    Additions of property and equipment, net       (1,138)     (3,636)
    Net cash (used) by investing activities        (1,138)     (3,636)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                            (208)     (1,178)
    Net cash (used) by financing activities          (208)     (1,178)

Net Increase in cash and cash equivalents            413         209

Cash and cash equivalents at beginning of period    9,389       8,244

Cash and cash equivalents at end of period         $9,802      $8,453







     See accompanying notes to condensed consolidated financial statements.

                 FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998
                                   (Unaudited)


1.  Basis of Presentation

            The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Marketing Company, Inc., and its wholly owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Financial Services, L.P., Practical Tank Management, Inc., FFP Transportation, L.L.C., FFP Money Order Company, Inc., FFP Operating LLC, and Direct Fuels Management Company, Inc., collectively referred to as "FFP Marketing" or the "Company."

            The condensed consolidated balance sheet as of March 29, 1998, and the consolidated statements of operations and condensed consolidated statements of cash flows for the three month periods ended March 29, 1998, and March 30, 1997, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 29, 1998, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

            The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 29, 1998, and as discussed below.

            Certain   amounts   previously   reported  in  the  1997   condensed
consolidated financial statements have been reclassified to conform to the 1998 presentation.


2.  Income/(Loss) per Share

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the fourth quarter of 1997. First quarter 1997 income/(loss) per share amounts have been restated to conform to the new presentation. A reconciliation of the denominators of the basic and diluted income/(loss) per share calculations for the 1998 and 1997 periods follows:

                                                            1998      1997
                                                             In thousands
Weighted average number of common shares outstanding       3,779     3,779
Effect of dilutive options                                    48         0
Weighted average number of common shares outstanding,
    assuming dilution                                      3,827     3,779

            The number of options that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted income/(loss) per share because to do so would have been antidilutive were 50,000 and 241,999 in 1998 and 1997, respectively.


3.  Reporting of Comprehensive Income

            At the  beginning  of its 1998  fiscal  year,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that had previously been recorded directly to equity. The Company does not have any items of other comprehensive income, therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 had no effect on the Company's consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

            FFP Marketing was formed in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"), in which the real estate owned by FFP Partners and used in its retail operations was retained by it while all other assets and businesses were transferred to FFP Marketing. FFP Marketing then entered into agreements to lease the real estate retained by FFP Partners. Unless the context requires otherwise, references in this report to "FFP Marketing" or the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of FFP Marketing.


Results of Operations for First Quarter 1998 compared with First Quarter 1997

            The gallons of motor fuel sold by the Company in the first quarter 1998 increased 15.4% over the volume of fuel sold in the 1997 period. The principal factor causing the increase in gallons sold was sales from the 94 operating convenience stores acquired in December 1997. However, the industry wide decline in fuel prices that began in 1997 and has continued into 1998 resulted in a decline of $772,000 (1.0%) in the Company's motor fuel revenues. Although motor fuel revenues declined, the Company's profit on motor fuel sales improved $2,011,000 (45.0%) in 1998 over the 1997 quarter due to the increased fuel volumes from the additional convenience stores purchased in December 1997 and a 28.4% improvement in the margin per gallon realized on retail sales. The retail fuel margin in 1998 was 10.4 cents per gallon as compared to 8.1 cents per gallon in the 1997 quarter. Wholesale fuel sales, in gallons, increased 9.3% in the first quarter 1998 over 1997, but the per gallon margin on the sales was flat between the two periods.

            Merchandise sales increased $8,592,000 (61.4%) in the first quarter 1998 due to the sales at the convenience stores acquired in December 1997. Merchandise gross profit increased $3,249,000 (85.2%) as a result of the additional merchandise sales and an improvement in the margin on merchandise sales to 31.3% in 1998 from 27.3% in 1997. The improved merchandise margin is the result of the management's emphasis on strengthening this key aspect of the Company's operations.

            As with fuel and merchandise volumes, the increase in miscellaneous revenues is largely due to the additional revenue from the 94 convenience stores acquired in December 1997.

            The $3,716,000 (53.5%) increase in direct store expenses also relates, in part, to the additional direct store costs associated with operating the stores purchased in December 1997. In addition, as a result of the December 1997 restructuring by which FFP Marketing was formed, as mentioned above, the Company now pays rent on a number of locations that were formerly owned by the Company. This additional rent is also reflected in direct store expenses.

            General and administrative expenses increased $375,000 (13.7%) in the 1998 period. This increase is due to the addition of field supervisory personnel to oversee the operations of the convenience stores acquired in December and to operating costs at the Company's fuel terminal which began operations in June 1997.

            Depreciation  and  amortization  increased  $199,000  (17.8%) in the current quarter. This increase is the net of increased depreciation related to the relatively high level of property additions during 1997 (primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements), depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 operating convenience stores, and depreciation of equipment at the Company's fuel terminal, offset by the reduction in depreciation on buildings that were retained by FFP Partners in the December 1997 restructuring, mentioned above.

            The $90,000 (30.9%) reduction in interest expense resulted from the retention by FFP Partners of a significant amount of debt in the December restructuring offset by the additional interest on the debt incurred to purchase the convenience stores acquired by the Company in December 1997.

            In 1997 and prior years, the Company was treated as a publicly traded partnership for income tax purposes. Accordingly, it recorded deferred income taxes associated with differences in the timing of the recognition for financial and tax reporting of those items that were expected to reverse after the Company became taxable as a corporation in January 1998. The current income tax "expense" or "benefit" that would otherwise have been recorded by the Company had it been taxable as a corporation was allocated to its partners. However, in January 1998, as a result of the expiration of its grandfather status as a publicly traded partnership and in connection with the December 1997 restructuring of FFP Partners, the Company became taxable as a corporation and has begun recording income tax expense accordingly. Therefore, the income tax expense reflected in the accompanying consolidated statement of operations for 1998 is not comparable to that shown for the prior year.


Liquidity and Capital Resources

            The Company's working capital at the end of the first quarter was a negative $6,820,000 as compared to a negative $185,000 at year end 1997. This change resulted primarily from the reclassification to current liabilities of the bridge loan used to finance the acquisition of the December 1997 convenience store purchase. The Company expects to complete the refinancing of this debt with a term loan by the end of the second quarter 1998. Although the terms of the permanent financing are being negotiated, the Company expects that the bridge loan will be replaced with fully amortizing loan with a term of 12 to 15 years.

            In addition, the Company is entering its typically strongest period of the year when revenues and cash flows generally increase. Consequently, although the Company has negative working capital, management believes that the completion of the refinancing, referred to above, together with internally generated funds and the Company's traditional use of trade credit, along with its bank line of credit, are such that operations can be conducted in a customary manner.

            In connection with the December 1997 restructuring of FFP Partners, referred to previously, the balances due at year end 1997 on certain bank and other debt were retained by FFP Partners. However, pending its refinancing, subsidiaries of FFP Marketing remain liable on such debt, and could be required to repay the debt if FFP Partners were unable to do so. FFP Partners has indemnified FFP Marketing against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt against any amounts otherwise due to FFP Partners by FFP Marketing. However, since subsidiaries of FFP Marketing are liable on this debt and continue to access the bank revolving credit facility, this debt must be reflected as a liability on the balance sheets of both FFP Marketing and FFP Partners and it reduces the reported equity of FFP Marketing. (It is reflected in the equity section of FFP Marketing's consolidated balance sheets as "reduction for joint debt obligations.") At such time as FFP Partners completes the refinancing of the debt, the liability will be removed from FFP Marketing's balance sheet and its reported equity will be increased by $15,938,000.


Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve inherent risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; increases in the cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion or financing.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

            27  Financial Data Schedule.


Reports on Form 8-K

            A report on Form 8-K dated January 12, 1998, was filed with the Securities and Exchange Commission reporting the December 1997 restructuring of FFP Partners, L.P., by which FFP Marketing Company, Inc., succeeded to the convenience store, retail motor fuel marketing, and other businesses previously conducted by FFP Partners, L.P.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FFP MARKETING COMPANY, INC.
                                  Registrant

Date:  May 18, 1998               By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and Chief Executive Officer

Date:  May 18, 1998               By: /s/Steven B. Hawkins
                                      ---------------------------------
                                      Steven B. Hawkins
                                      Vice President - Finance and
                                      Chief Financial Officer