Form 10-Q
period 1998-06-28
FFP MARKETING CO INC
filed 1998-08-17
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the quarterly period ended June 28, 1998, or

     |_| Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                             Common Shares 3,779,415
              (Number of shares outstanding as of August 10, 1998)

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                    June 28,   December 28,
                                                      1998        1997
                   ASSETS
Current Assets -
    Cash and cash equivalents                         $8,224      $9,389
    Trade receivables                                 13,798      10,732
    Notes receivable from affiliates                   1,828         426
    Notes receivable                                     736         737
    Inventories                                       16,379      15,820
    Prepaid expenses and other                         1,811       1,077
        Total current assets                          42,776      38,181

Property and equipment, net                           32,876      32,095
Note receivable from affiliate                        13,630           0
Other assets, net                                      5,512       5,054

        Total Assets                                 $94,794     $75,330

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities -
    Current installments of long-term debt            $1,556      $1,208
    Current installments of obligation under
      capital lease                                      648         917
    Accounts payable                                  15,574      15,319
    Money orders payable                              11,712      11,299
    Accrued expenses                                  12,379       9,623
        Total current liabilities                     41,869      38,366

Long-term debt, excluding current installments        21,182      21,465
Obligations under capital lease, excluding
     current installments                              3,214       3,110
Deferred income taxes                                  3,616       3,259
Other liabilities                                      2,578       2,866

        Total Liabilities                             72,459      69,066

Stockholders' Equity
    Common stock and retained earnings                22,335      22,202
    Reduction for joint debt obligations                   0     (15,938)
        Total Stockholders Equity                     22,335       6,264

        Total Liabilities and Stockholders' Equity   $94,794     $75,330


     See accompanying notes to condensed consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                  Three Months Ended     Six Months Ended
                                  June 28,  June 29,     June 28,  June 29,
                                    1998      1997         1998      1997
Revenues
    Motor fuel                     $85,059   $82,209     $161,404  $159,326
    Merchandise                     24,902    15,482       47,481    29,469
    Miscellaneous                    2,608     1,631        4,927     3,329
        Total Revenues             112,569    99,322      213,812   192,124

Costs and Expenses
    Cost of motor fuel              78,535    76,660      148,402   149,310
    Cost of merchandise             17,346    10,694       32,862    20,867
    Direct store expenses           11,201     6,691       21,867    13,533
    General and administrative       4,355     3,053        7,475     5,906
expenses
    Depreciation and amortization    1,348     1,393        2,668     2,514
        Total Costs and Expenses   112,785    98,491      213,274   192,130

Operating Income/(Loss)               (216)      831          538        (6)
    Interest expense                   119       357          320       648

Income/(loss) before income taxes     (335)      474          218      (654)

    Income tax expense/(benefit)
        Current                         50         0           97         0
        Deferred                      (182)       134         (12)       268
        Total                         (132)       134           85       268

Net Income/(Loss)                    $(203)      $340         $133     $(922)

Net income/(loss) per share -
    Basic                           $(0.05)     $0.09        $0.04    $(0.24)
    Diluted                          (0.05)      0.09         0.03     (0.24)

Weighted average number of
common shares outstanding -
    Basic                            3,779      3,779        3,779     3,779
    Diluted                          3,911      3,797        3,877     3,824



     See accompanying notes to condensed consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                    Six Months Ended
                                                  June 28,    June 29,
                                                    1998        1997
Cash Flows from Operating Activities -
    Net income/(loss)                                $133      $(922)
    Adjustments to reconcile net income/(loss)
      to cash provided by operating activities -
         Depreciation and amortization              2,668      2,514
         Deferred income tax expense/(benefit)        (12)       268
         Net change in operating assets
            and liabilities                        (1,830)     4,672
    Net cash provided by operating activities         959      6,532

Cash Flows from Investing Activities -
    Advances from affiliate, net of reduction
      for joint debt obligations                    1,165          0
    Additions of property and equipment, net       (3,189)    (5,822)
    Net cash (used) by investing activities        (2,024)    (5,822)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
      credit facilities                              (100)       (47)
    Net cash (used) by financing activities          (100)       (47)

Net Increase/(Decrease) in cash and
   cash equivalents                                (1,165)       663

Cash and cash equivalents at beginning of period    9,389      8,244

Cash and cash equivalents at end of period         $8,224     $8,907



     See accompanying notes to condensed consolidated financial statements.

                  FFP MARKETING COMPANY, INC., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1998
                                   (Unaudited)


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

            The condensed consolidated balance sheet as of June 28, 1998, and the consolidated statements of operations and condensed consolidated statements of cash flows for the three and six month periods ended June 28, 1998, and June 29, 1997, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 28, 1998, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

            The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended June 28, 1998, and as discussed below.

            Certain   amounts   previously   reported  in  the  1997   condensed
consolidated financial statements have been reclassified to conform to the 1998 presentation.


2.  Notes Payable and Long-Term Debt

             On June 30, 1998, the Company completed the financing of the purchase of 94 convenience stores in December 1997. This financing consists of 44 fully amortizing mortgage loans in the aggregate principal amount of $9,420,000, at an interest rate of 8.66%, with maturities of 112 to 180 months, and requiring initial aggregate payments of principal and interest of $101,000 per month. The proceeds of these loans were used to repay the $5,735,000 balance on the bridge loan used to finance the purchase of the outlets and for general corporate purposes. Because the refinancing was completed prior to the issuance of these condensed consolidated financial statements, the accompanying condensed consolidated balance sheet as of June 28, 1998, reflects the reclassification of the bridge loan balance between current maturities and long-term debt.

             Effective June 28, 1998, the Company, FFP Partners, L.P ("FFPLP"), and the Company's primary bank lender reached an agreement to restructure the debt due to the lender for which FFPLP had retained the liability in connection with its December 1997 restructuring. The Company acquired its operations in connection with the December 1997 restructuring of FFPLP. Under this agreement, the lender will permit a subsidiary of FFP Marketing to make a loan to FFPLP for approximately $14,773,000 (the current balance on the debt due to the lender for which FFPLP had retained liability in the restructuring) and will release FFPLP from all obligations under the Loan Agreement covering its loans to the Company. The interest rate and repayment terms of the loan to FFPLP will mirror such terms (which are unchanged from year end 1997) of the debt to the lender. The agreement with the lender also requires that the loan be secured by all real estate owned by FFPLP and be pledged as additional collateral on the debt to the lender, that all proceeds received by the Company from the loan to FFPLP be applied to the term loan of the lender to the Company, and that FFP Marketing Company, Inc., be added as a primary obligor under the Loan Agreement. As a result of this agreement, there is no longer any joint liability on the debt obligations to the lender and the reduction of stockholders' equity for such liability has been removed as of June 28, 1998.


3.  Income/(Loss) per Share

            The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in the fourth quarter of 1997. Income/(loss) per share amounts for 1997 periods have been restated to conform to the new presentation. A reconciliation of the denominators of the basic and diluted income/(loss) per share calculations for the 1998 and 1997 periods follows:

                                       Three Months Ended      Six Months Ended
                                       June 28   June 29       June 28  June 29
                                        1998      1997          1998      1997
                                                     In thousands
Weighted average number of common
   shares outstanding                  3,779     3,779         3,779     3,779
Effect of dilutive options               132        18            98        45
Weighted average number of common shares
   outstanding, assuming dilution      3,911     3,797         3,877     3,824

            The number of options that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted income/(loss) per share because to do so would have been antidilutive were -0- and 70,000 in the three months ended 1998 and 1997, respectively, and were -0- and 50,000 in the six months ended 1998 and 1997, respectively.


4.  Reporting of Comprehensive Income

            At the  beginning  of its 1998  fiscal  year,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that had previously been recorded directly to equity. The Company does not have any items of other comprehensive income, therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 had no effect on the Company's condensed consolidated financial statements.

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


Results of Operations

Fuel Sales and Margins

            ---------Second Quarter---------  -----------Year-to-Date-----------
                              ----Change----                      ----Change----
             1998      1997   Amount Percent    1998      1997    Amount Percent
                            In thousands, except per gallon data
Fuel sales  $85,059  $82,209  $2,850    3.5%  $161,404  $159,326  $2,078   1.3%
Fuel margin   6,524    5,549     975   17.6%    13,002    10,016   2,986  29.8%
Gallons sold
  Retail     61,764   50,856  10,908   21.4%   119,259    99,717  19,542  19.6%
  Wholesale  27,373   24,096   3,277   13.6%    47,216    42,248   4,968  11.8%
  Total      89,137   74,952  14,185   18.9%   166,475   141,965  24,510  17.3%
Margin per gallon (cents)
  Retail        9.7      9.5     0.2    2.1%      10.1       8.8     1.3  14.8%
  Wholesale     1.7      2.6    (0.9) -34.6%       2.0       2.5   (0.5) -20.0%

             The increases in the Company's motor fuel sales in both the quarter and year-to-date periods is the net effect of the increases in the volumes of fuel sold in the respective periods offset by declines in the price per gallon during 1998 as compared to the 1997 periods. The wholesale fuel sales increases are due to the Company's continued increase on this activity while the increase in retail fuel volumes is due to the sales from the 94 convenience stores that the Company purchased in December 1997.

            The 17.6% increase in fuel margin in the second quarter is consistent with the overall 18.9% increase in sales volumes for the period. However, in the year-to-date period, the increase in fuel margin outpaced the increase in volumes sold because of the 14.8% increase in the margin per gallon realized by the Company in the 1998 period as compared to 1997.

Merchandise Sales and Margin

            ---------Second Quarter---------  -----------Year-to-Date-----------
                              ----Change----                      ----Change----
             1998     1997    Amount Percent    1998      1997    Amount Percent
                       In thousands, except average weekly sales data
Mdse sales  $24,902  $15,482  $9,420   60.8%   $47,481  $29,469  $18,012  61.1%
Mdse margin   7,556    4,788   2,768   57.8%    14,619    8,602    6,017  69.9%
Margin percentage,
 convenience stores and
 truck stops   29.2%    29.3%   -0.1%  -0.3%      29.7%    27.4%     2.3%  8.4%
Average weekly mdse sales
 Convenience
  stores     $9,624  $10,130   $(506)  -5.0%     8,936    9,659     (723) -7.5%
 Truck stops 17,685   18,592    (907)  -4.9%    16,951   17,700     (749) -4.2%

            The increases in merchandise sales both time periods is due principally to the sales at the convenience stores acquired in December 1997. The slight decline in the margin percentage on merchandise sales in the second quarter 1998 as compared to 1997 is due to a decline in the margin percentage on sales at the Company's two restaurants operated in conjunction with its truck stops. Although the margin percentage declined, the absolute dollar margin at the restaurants was up slightly in the 1998 period.

            As with fuel and merchandise volumes, the increases in miscellaneous revenues in both the quarter and year-to-date periods are largely due to the additional revenue from the 94 convenience stores acquired in December 1997.

            Direct store expenses are those expenses, such as salaries, utilities, repair, maintenance, and rent, that are directly attributable to the operation of the Company's retail outlets. These expenses increased $4,510,000 (67.4%) in the quarter and $8,334,000 (61.6%) in the year-to-date period due in part to the expenses of operating the additional outlets acquired in December 1997. In addition, as a result of the restructuring by which FFP Marketing was formed, the Company now pays rent on a number of locations that were formerly owned by the Company. This additional rent, approximately $216,000 per month, is reflected in direct store expenses.

            General and administrative expenses increased $1,302,000 (42.6%) and $1,569,000 (26.6%) in the quarter and year-to-date periods, respectively. These increases are principally due to the additional field supervisory personnel to oversee the operations of the convenience stores acquired in December 1997, to operating costs at the Company's fuel terminal which began operations in June 1997, and, in the second quarter, increased bad debt expenses related to the Company's money order activities.

            Depreciation and amortization decreased $45,000 (3.2%) in the second quarter and increased $154,000 (6.1%) in the year-to-date period. These changes reflect the increased depreciation related to the relatively high level of property addition during 1997, which were primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements, depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 convenience stores, and depreciation of equipment at the Company's fuel terminal (which began operating in June 1997), offset by the reduction in depreciation on the buildings that were retained by FFP Partners in the December 1997 restructuring mentioned above.

            The reductions in interest expense in both the quarter and year-to-date time frames resulted from the retention by FFP Partners of a significant amount of debt in the December restructuring offset by the additional interest on the debt incurred to purchase the convenience stores acquired by the Company in December 1997.

            In 1997 and prior years, the Company was treated as a publicly traded partnership for income tax purposes. Accordingly, it recorded deferred income taxes associated with differences in the timing of the recognition for financial and tax reporting of those items that were expected to reverse after the Company became taxable as a corporation in January 1998. The "current" income tax "expense" or "benefit" that would otherwise have been recorded by the Company had it been taxable as a corporation was allocated to its partners. However, in January 1998, as a result of the expiration of its grandfather status as a publicly traded partnership and in connection with the December 1997 restructuring of FFP Partners, the Company became taxable as a corporation and has begun recording income tax expense accordingly. Therefore, the income tax expense reflected in the accompanying consolidated statement of operations for 1998 is not comparable to that shown for the prior year.


Liquidity and Capital Resources

             The Company's working capital at the end of the second quarter was $907,000 as compared to a negative $185,000 at year end 1997. This change resulted from the agreement among the Company, FFP Partners, and the Company's primary bank lender to restructure the debt due to the lender for which FFPLP had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender will permit FFP Marketing to make a loan to FFP Partners for approximately $14,773,000 (the current balance of the debt due the lender for which FFPLP had retained liability). The interest rate and repayment terms of this loan will mirror such terms of the debt to the lender. The loan will be secured by all real estate owned by FFP Partners and the loan will be pledged as additional collateral on the debt to the lender. In addition, all proceeds received by the Company from the loan to FFPLP must be applied to the term loan of the lender to the Company, and FFP Marketing Company, Inc., will be added as a primary obligor under the Loan Agreement. Since the repayment terms of this loan will mirror the repayment terms of the debt to the lender, the Company has a current receivable equivalent to the current amount due on the debt. In addition, since there is no longer any joint liability on the debt obligations to the lender, the reduction of stockholders' equity for such liability has been removed as of June 28, 1998.

             The Company also completed, on June 30, the permanent financing for the purchase of the 94 convenience stores it acquired in December 1997. This financing consists of 44 loans with an aggregate principal amount of $9,420,000. All of the loans bear interest at 8.66% and have maturities ranging from 112 to 180 months. The loans require initial aggregate payments of principal and interest of $101,000 per month. The proceeds of these loans were used to repay the $5,735,000 balance on the bridge loan used to finance the purchase of the outlets and for general corporate purposes. Because the refinancing was completed prior to the issuance of these condensed consolidated financial statements, the accompanying condensed consolidated balance sheet as of June 28, 1998, reflects the reclassification of the bridge loan balance between current maturities and long-term debt.

            The Company believes that its internally generated funds and traditional use of trade credit, along with its bank line of credit, are such that operations will be conducted in a customary manner.

Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve inherent risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; changes in the cost of refined petroleum products, changes in the cost of merchandise items sold by the Company, or changes in the gross profit realized from sales of motor fuel and merchandise; expense pressures relating to operating costs, including labor, repairs, maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion and financing.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

   27    Financial Data Schedule [included in electronic filing only].


Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the quarter covered by this Report on Form 10-Q.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FFP MARKETING COMPANY, INC.
                                  Registrant

Date:  August 17, 1998            By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and Chief Executive Officer


Date:  August 17, 1998            By: /s/Steven B. Hawkins
                                      ---------------------------------
                                      Steven B. Hawkins
                                      Vice President - Finance and
                                      Chief Financial Officer