Form 10-Q
period 1998-09-27
FFP MARKETING CO INC
filed 1998-11-17
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549



                                       FORM 10-Q



      |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

            For the quarterly period ended September 27, 1998, or

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

Yes  X  No





                               Common Shares 3,787,081
               (Number of shares outstanding as of November 12, 1998)

                    FFP Marketing Company, Inc., and Subsidiaries
                         Condensed Consolidated Balance Sheets
                                    (In thousands)
                                      (Unaudited)

                                               September 27,   December 28,
                                                    1998          1997
                   Assets

Current Assets -
    Cash and cash equivalents                      $9,646        $9,389
    Trade receivables                              15,374        10,732
    Notes receivable from affiliates                1,689           426
    Notes receivable                                  752           737
    Inventories                                    16,315        15,820
    Prepaid expenses and other                      2,369         1,077
        Total current assets                       46,145        38,181
Property and equipment, net                        33,115        32,095
Note receivable from affiliate                     13,344             0
Other assets, net                                   5,907         5,054
        Total Assets                              $98,511       $75,330

    Liabilities and Stockholders' Equity

Current Liabilities -
    Current installments of long-term debt         $1,556        $1,208
    Current installments of obligation under
        capital lease                                 638           917
    Accounts payable                               15,954        15,319
    Money orders payable                           14,809        11,299
    Accrued expenses                               10,618         9,623
        Total current liabilities                  43,575        38,366
Long-term debt, excluding current                  22,755        21,465
installments
Obligations under capital lease, excluding
     current installments                           2,870         3,110
Deferred income taxes                               3,727         3,259
Other liabilities                                   2,616         2,866
        Total Liabilities                          75,543        69,066

Stockholders' Equity
    Common stock and retained earnings             22,968        22,202
    Reduction for joint debt obligations                0       (15,938)
        Total Stockholders Equity                  22,968         6,264

Total Liabilities and Stockholders' Equity        $98,511       $75,330


    See accompanying Notes to Condensed Consolidated Financial Statements.

                       FFP Marketing Company, Inc., and Subsidiaries
                           Consolidated Statements of Operations
                           (In thousands, except per share data)
                                        (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                    Sept 27, Sept 28,   Sept 27, Sept 28,
                                      1998     1997      1998     1997
Revenues
    Motor fuel                      $77,871  $79,032   $239,275 $238,257
    Merchandise                      24,199   15,633     71,680   45,114
    Miscellaneous                     2,367    1,394      7,294    4,702
        Total Revenues              104,437   96,059    318,249  288,073

Costs and Expenses
    Cost of motor fuel               70,402   73,472    218,803  222,686
    Cost of merchandise              16,046   10,853     48,909   31,719
    Direct store expenses            11,261    7,035     33,128   20,567
    General and administrative        3,824    3,008     11,299    8,901
        expenses
    Depreciation and amortization     1,518    1,472      4,186    3,986
        Total Costs and Expenses    103,051   95,840    316,325  287,859

Operating Income                      1,386      219      1,924      214
    Interest expense                    349      460        669    1,108

Income/(loss) Before Income Taxes     1,037    (241)      1,255    (894)

    Income tax expense
        Current                         137        0        234        0
        Deferred                        287      134        275      403
        Total                           424      134        509      403

Net Income/(Loss)                      $613   $(375)       $746 $(1,297)


Net income/(Loss) Per Share -
    Basic                             $0.16  $(0.10)      $0.20  $(0.35)
    Diluted                            0.16   (0.10)       0.19   (0.35)


Pro Forma Information (Note 5) -
    Historical income (loss) before taxes      (241)               (894)
    Pro forma income tax (benefit)              (94)               (349)

Pro Forma Net Income (Loss)                   $(147)              $(545)


Pro Forma Net Income (Loss) Per Share -
         Basic                               $(0.04)             $(0.14)
         Diluted                              (0.04)              (0.14)

         See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP Marketing Company, Inc., and Subsidiaries
                      Condensed Consolidated Statements of Cash Flows
                                       (In thousands)
                                        (Unaudited)

                                                    Nine Months Ended
                                               September 27,   September 28,
                                                     1998          1997
Cash Flows from Operating Activities -
    Net income/(loss)                                $746       $(1,297)
    Adjustments to reconcile net income/(loss)
      to cash provided by operating activities -
           Depreciation and amortization            4,185         3,986
           Deferred income tax expense                468           403
           Net change in operating assets
               and liabilities                     (1,533)        2,750
    Net cash provided by operating activities       3,866         5,842

Cash Flows from Investing Activities -
    Advances from affiliate, net of reduction
          for joint debt obligations                  905             0
    Additions/(reductions) in notes
       receivable                                    (772)           92
    Additions of property and equipment, net       (4,881)       (7,127)
    Net cash (used) by investing activities        (4,748)       (7,035)

Cash Flows from Financing Activities -
    Proceeds from exercise of stock options            20             0
    Net borrowings under credit facilities          1,119           203
    Net cash provided by financing activities       1,139           203

Net Increase/(Decrease) in cash and cash
equivalents                                           257          (990)

Cash and cash equivalents at beginning of
period                                              9,389         8,244

Cash and cash equivalents at end of period         $9,646        $7,254


        See accompanying notes to Condensed Consolidated Financial Statements.

                 FFP Marketing Company, Inc., and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                              September 27, 1998
                                 (Unaudited)


1.  Basis of Presentation

            These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Marketing Company, Inc., and its wholly owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Financial Services, L.P., Practical Tank Management, Inc., FFP Transportation, L.L.C., FFP Money Order Company, Inc., FFP Operating LLC, and Direct Fuels Management Company, Inc., collectively referred to as "FFP Marketing" or the "Company."

            The Condensed Consolidated Balance Sheet as of September 27, 1998, and the Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 27, 1998, and September 28, 1997, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the Company's financial position as of September 27, 1998, and the results of operations and cash flows for the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

            The Company was formed in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that restructuring transaction FFP Partners retained, and leased to the Company, certain real property now used in the Company's retail operations and transferred all of its other assets and businesses to the Company. Unless the context requires otherwise, references in these Financial Statements to "FFP Marketing" or the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of the Company.

           The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include a description of certain accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 27, 1998, and as discussed below.

          Certain amounts previously reported in the 1997 Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.


2.  Notes Payable and Long-Term Debt

            On June 30, 1998, the Company refinanced its December 1997 purchase of 94 convenience stores. That financing consists of 44 fully amortizing mortgage loans in the aggregate original principal amount of $9,420,000, at an interest rate of 8.66%, with maturities ranging from 112 to 180 months, and requiring initial aggregate payments of principal and interest of $101,000 per month. The proceeds of these loans were used to repay the $5,735,000 balance on the bridge loan used to finance the purchase of the outlets and for general corporate purposes.

           Effective June 28, 1998, the Company, the Company's primary bank lender and FFP Partners reached an agreement to restructure the debt due to the lender for which FFP Partners had retained the liability in connection with its December 1997 restructuring. The Company acquired its operations in connection with the December 1997 restructuring of FFP Partners. Under the June 1998 agreement, the lender permitted a subsidiary of the Company to loan FFP Partners approximately $14,773,000 (the then current balance on the debt due to the lender for which FFP Partners had retained liability in the restructuring) and agreed to release FFP Partners from all obligations under the Loan Agreement covering its loans to the Company. The interest rate and repayment terms of the loan to FFP Partners mirror such terms (which are unchanged from year end 1997)of the debt to the lender. The revised agreement with the lender also required that the loan be secured by all real estate owned by FFP Partners and be pledged as additional collateral on the debt to the lender, that all proceeds received by the Company from the loan to FFP Partners be applied to the term loan of the lender to the Company, and that the Company be added as a primary obligor under the Loan Agreement. As a result of that agreement, joint liability no longer exists on the debt obligations to the lender, and the reduction in the Company's stockholders' equity for such liability was removed as of June 28, 1998.


3.  Income/(Loss) per Share

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the fourth quarter of 1997. Income/
(loss) per share amounts for 1997 periods have been restated to conform to the new presentation. A reconciliation of the denominators of the basic and diluted income/(loss) per share calculations for the 1998 and 1997 periods follows:

                                      Three Months Ended   Nine Months Ended
                                      Sept 27,  Sept 28,   Sept 27,  Sept 28,
                                       1998     1997         1998      1997
                                              (In thousands)
Weighted average number of common
    shares outstanding                 3,782    3,779       3,780     3,779
Effect of dilutive options               135        0         112         0
Weighted average number of common
    shares outstanding, assuming
    dilution                           3,917    3,779       3,892     3,779

            No options that could potentially dilute basic income/(loss) per share in the future were included in the computation of diluted income/(loss) per share for the three and nine months ended September 28, 1997, because to do so would have been antidilutive.


4.  Reporting of Comprehensive Income

            At the beginning of its 1998 fiscal  year, the Company adopted
SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that had previously been recorded directly to equity. The Company does not have any items of other comprehensive income; therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No.
130 had no effect on the Company's Condensed Consolidated Financial Statements.


5.  Income Taxes

            FFP Partners was, and continues to be, a limited partnership. Accordingly, the operations of FFP Partners prior to the December 1997 restructuring were subject to income tax treatment as a partnership. As a partnership, such entity did not pay income taxes but allocated its income and losses to its partners, who paid income taxes on such amounts. Because the Company is a corporation and subject to income taxes itself, the financial statements include a pro forma provision for income taxes during the 1997 periods presented as if the Company had been a taxable corporation for such periods.

                                FFP Marketing Company, Inc.
                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations


General

            The Company was formed in connection with the December 1997 restructuring of FFP Partners, L.P.("FFP Partners"). In that restructuring transaction FFP Partners retained, and leased to the Company, certain real property now used in the Company's retail operations and transferred all of its other assets and businesses to the Company. Unless the context requires otherwise, references in this report either to "FFP Marketing" or the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of the Company.


Results of Operations

Fuel Sales and Margins

                         Third Quarter                   Year-to-Date
                                   Change                           Change
                  1998    1997  Amount Percent     1998    1997   Amount Percent
                           (In thousands, except per gallon data)

Fuel sales      $77,871 $79,03 $(1,161) -1.5%   $239,275 $238,257 $1,018   0.4%
Fuel margin       7,469  5,560   1,909  34.3%     20,472   15,571  4,901  31.5%
Gallons sold
   Retail        59,070 49,800   9,270  18.6%    178,329  149,517 28,812  19.3%
   Wholesale     26,062 21,668   4,394  20.3%     73,278   63,916  9,362  14.6%
   Total         85,132 71,468  13,664  19.1%    251,607  213,433 38,174  17.9%
Margin per gallon (cents)
   Retail          11.7    9.9     1.8  18.2%       10.6      9.2    1.4  15.2%
   Wholesale        1.8    2.0    -0.2 -10.0%        1.9      2.3   -0.4 -17.4%

          The Company was able to maintain relatively constant motor fuel sales, in dollars, in both the third quarter and the year-to-date period while substantially increasing fuel margins when compared to comparable periods in 1997. Retail fuel volumes and fuel margins both improved for the three and nine month periods as a result of the additional 94 convenience stores acquired late in 1997. Wholesale fuel volumes increased for both the third quarter and the year-to-date periods, while wholesale fuel margins decreased for the three and nine month periods.

          Overall fuel margins increased by 34.3% and 31.5% for the three and nine month periods, respectively. The increase in retail fuel margins in the third quarter and the year-to-date period offset a decline in wholesale fuel margins in the comparable periods.


Merchandise Sales and Margin


                           Third Quarter                    Year-to-Date
                                     Change                          Change
                    1998    1997  Amount Percent   1998   1997   Amount  Percent
                         (In thousands, except average weekly sales data)

Mdse sales       $24,199  $15,633 $8,566  54.8%   $71,680 $45,114 $26,566  58.9%
Mdse margin        8,153    4,780  3,373  70.6%    22,771  13,395   9,376  70.0%
Margin percentage, convenience stores and
   truck stops      31.8%    29.0%   2.8%  9.7%      30.4%   27.9%    2.5%  9.0%
Average weekly mdse sales per store:
 Convenience
    Stores        $9,465  $10,258  $(793) -7.7%    $9,122  $9,852   $(730) -7.4%
   Truck Stops    18,014   17,224    790   4.6%    17,305  16,469     836   5.1%

            Merchandise sales and merchandise margins increased significantly in the third quarter and the year-to-date period principally from operations at the additional 94 convenience stores acquired in December 1997. Merchandise sales increased by 54.8% and 58.9% in the three and nine month periods, respectively. At the same time, merchandise margins also improved significantly for the same periods, by 70.6% and 70.0%, respectively.

            As with fuel and merchandise volumes, miscellaneous revenues increased in both the third quarter and the year-to-date period, largely as a result of additional revenue achieved from the 94 convenience stores acquired in December 1997. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

            Direct store expenses are those expenses, such as salaries, utilities, repair, maintenance, and rent, that are directly attributable to the operation of the Company's retail outlets. These expenses increased by $4,226,000 (60.1%) in the third quarter and $12,561,000 (61.1%)in the year-to-date period due in part to the expenses of operating the additional outlets acquired in December 1997. In addition, as a result of the restructuring by which the Company was formed, the Company now pays rent on a number of locations that were formerly owned by the Company. This additional rent of approximately $216,000 per month is reflected in direct store expenses.

            General and administrative expenses increased by $816,000 (27.1%) and $2,398,000 (26.9%)in the third quarter and year-to-date periods, respectively. These increases are principally due to the additional field supervisory personnel to oversee the operations of the convenience stores acquired in December 1997, operating costs at the Company's fuel terminal which began operations in June 1997, and increased bad debt expenses related to the Company's money order activities.

            Depreciation and amortization expenses increased by $46,000 (3.1%) and $200,000 (5.0%)in the third quarter and year-to-date periods, respectively. These increases resulted from the relatively high level of property addition during 1997, which were primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements, depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 convenience stores, and depreciation of equipment at the Company's fuel terminal which began operating in June 1997, offset by the reduction in depreciation on the buildings that were retained by FFP Partners in the December 1997 restructuring mentioned above.

           Interest expense decreased in both the third quarter and year-to-date time frames as a result of the restructuring of debt by the Company, FFP Partners and the Company's primary bank lender in June 1998, offset by additional interest expense related to the debt incurred by the Company to purchase the additional convenience stores in December 1997.

          In 1997 and prior years, the Company was treated as a publicly traded partnership for income tax purposes. However, the Company knew that the phase-in rules under the Internal Revenue Code of 1986 would cause the Company to no longer be treated as a partnership for income tax purposes at the end of 1997. Accordingly, the Company recorded deferred income taxes associated with differences in the timing of the recognition for financial and tax reporting of those items that were expected to reverse after the Company became taxable as a corporation in January 1998. The "current" income tax "expense" or "benefit" that would otherwise have been recorded by the Company had it been taxable as a corporation was allocated to its partners prior to 1998. However, in January 1998, as a result of the expiration of its grandfathered status as a publicly traded partnership and in connection with the December 1997 restructuring of FFP Partners, the Company became taxable as a corporation and began recording income tax expense accordingly.


Liquidity and Capital Resources

            The Company's working capital at the end of the third quarter was $2,570,000, which compared favorably to a negative working capital of $185,000 at year end 1997. This change resulted from improved operations in the first three quarters of 1998 and the agreement among the Company, the Company's primary bank lender and FFP Partners to restructure the debt due to the lender for which FFP Partners had retained the liability in connection with its December 1997 restructuring. Under that agreement in June 1998, the lender permitted the Company to loan FFP Partners approximately $14,773,000 (the then current balance of the debt due the lender for which FFP Partners had retained liability). The interest rate and repayment terms of that loan mirrors such terms of the debt to the lender. The loan is secured by all real estate owned by FFP Partners and the loan is pledged as additional collateral on the debt to the lender. In addition, all proceeds received by the Company from the loan to FFP Partners must be applied to the term loan of the lender to the Company, and the Company has been added as a primary obligor under the Loan Agreement. Since the repayment terms of this loan mirrors the repayment terms of the debt to the lender, the Company has a current receivable equivalent to the current amount due on the debt. In addition, since there is no longer any joint liability on the debt obligations to the lender, the reduction of stockholders' equity for such liability was removed as of June 28, 1998.

            On June 30, 1998, the Company completed refinancing of its purchase of 94 convenience stores acquired in December 1997. This financing consists of 44 loans with an aggregate original principal amount of $9,420,000. All of the loans bear interest at 8.66% and have maturities ranging from 112 to 180 months. The loans require initial aggregate payments of principal and interest of $101,000 per month. With the proceeds of these loans, the Company repaid the $5,735,000 balance on the bridge loan used to finance the purchase of the outlets and for general corporate purposes.

            The Company believes that its internally generated funds and traditional use of trade credit, along with its bank line of credit, will allow its operations to be conducted in a customary manner.


Year 2000 Computer Issues

            The Company uses a variety of computer software programs to operate and manage its businesses. The functioning of such software is subject to problems if it does not properly interpret dates in the year 2000 and beyond. Software which properly handles dates beginning in 2000 is said to be "year 2000 compliant." The Company's principal accounting and management information software is currently year 2000 compliant, as is its computer networking and operating system software. The Company uses some internally produced software which is not year 2000 compliant but believes that the cost to modify or replace this software such that it is year 2000 compliant will not be significant.

            However, the Company is also dependent upon software used in conjunction with or provided by third parties, such as its merchandise and fuel vendors, banks, credit card processing companies, and check approval vendors. While the direct cost of rendering any software provided by these vendors year 2000 compliant will be borne by the respective vendors, there could be an adverse impact on the Company's operations if the necessary modifications are not made in a timely manner. The vendors involved are large, sophisticated organizations that the Company believes are responsible in managing their businesses and business relationships and, accordingly, believes that they will take appropriate steps to make their systems year 2000 compliant. However, the Company is in the process of determining if such software is year 2000 compliant, and, if not, the timetable of the respective vendors to make it+ compliant and will monitor their progress in doing so.


Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve inherent risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Factors that could cause actual results to differ materially from the statements made include, but are not limited to, the following: general economic conditions; business conditions in the local markets served by the Company's convenience stores, truck stops, gasoline outlets, and wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; changes in the cost of refined petroleum products or merchandise items sold by the Company; changes in the gross profit realized from sales of motor fuel or merchandise; employment issues; loss of key management personnel; changes in credit markets; increasing operating costs, including labor, repairs, maintenance, theft, and supplies; changes in laws or regulations affecting the Company's businesses;
and unanticipated general and administrative expenses, including costs of expansion and financing.

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

                                  FFP MARKETING COMPANY, INC.
                                  Registrant

Date:  November 16, 1998          By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  November 16, 1998          By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance,
                                      Chief Financial Officer and
                                      General Counsel