Form 10-K
period 1998-12-27
FFP MARKETING CO INC
filed 1999-04-13
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-K

    |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 27, 1998, or

    |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ------------ to --------------

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

                                    None


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of shares held by non-affiliates of the registrant at March 30, 1999, was $10,592,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the common shares of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                             Common Shares 3,818,747

                    (Number of shares outstanding as of March 30, 1999)

                                   INDEX

                                                                Page
Part I
   Item 1.  Business                                              1
   Item 2.  Properties                                           11
   Item 3.  Legal Proceedings                                    13
   Item 4.  Submission of Matters to a Vote of Security Holders  13

Part II
   Item 5.  Market for the Registrant's Stock and Related
              Security Holder Matters                            14
   Item 6.  Selected Financial and Operating Data                15
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                16
   Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                        29
   Item 8.  Financial Statements and Supplementary Data          29
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure
                                                                 29
Part III
   Item 10. Directors and Executive Officers of the Registrant   30
   Item 11. Executive Compensation                               33
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                     33
   Item 13. Certain Relationships and Related Transactions       33

Part IV
   Item 14. Exhibits, Financial Statements, Schedules and
              Reports on Form  8-K                               34
Signatures                                                       35

                                     PART I

Item 1.  BUSINESS.

General Background

   FFP Marketing Company, Inc. (the "Company"), was formed as a Texas corporation in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"), in which all of its assets and businesses were transferred to the Company, except for the real estate used by FFP Partners in its former retail operations. Unless the context requires otherwise, references in this report to "FFP Marketing" or to the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and their respective subsidiaries. Certain members of the senior management of the Company hold similar management positions with FFP Partners. As a result of the restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners as of that date.

   The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391; its telephone number is (817) 838-4700; and its Internet web site is http://www.ffpmarketing.com.

Operating Segments

   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other ancillary products and services at over 400 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). {See Part II, Item 7 for an analysis of operating results and other financial information for each of these segments.}

            Retail and Wholesale Segment

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

   Convenience Stores. The Company operated an average of 203 convenience stores during 1998, an increase of 81 stores, or 66%, over the average of 122 convenience stores operated during 1997. The Company's convenience stores operate under several different trade names. The principal trade names are "Kwik Pantry," "Nu-Way," "Economy Drive-Ins," and "Taylor Food Mart."

   The Company's convenience stores are open seven days a week, offer extended hours (42 of the stores are open 24 hours a day, the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids, and magazines and, at all but two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 62 stores), some with limited in-store seating.

   Since 1993, the Company has owned branded fast food outlets in selected convenience stores. Ten of its convenience stores had branded food outlets at the end of 1998, including small "express" franchises of Kentucky Fried Chicken(R), Subway Sandwiches(R), Baskin Robbins(R), and Blimpie's(R). {See Store Development; Products, Store Design and Operation.}

   At year end 1998, the Company owned and operated 198 convenience stores. The number of stores operated at the end of 1998 represented a net reduction of 9 stores from the number operated at the prior year end. This net decrease resulted from the opening of one new convenience store in 1998, the acquisition of two convenience stores from independent operators previously operated as gasoline outlets of the Company, the sale of merchandise operations at nine convenience stores to independent operators and conversion to gasoline outlets of the Company {see Store Development}, and the temporary or permanent closing of three convenience stores.

   The convenience stores accounted for 48% (36% in 1997) of the Company's consolidated revenues in 1998. The percentage of revenues from convenience stores increased because 1998 was the first full year of operation of the 94 additional convenience stores purchased by the Company in late 1997. The Company's convenience stores had average weekly per store merchandise sales of $9,095 per store and motor fuel sales of 10,281 gallons per store. In 1997, their average weekly per store sales were $9,482 of merchandise and 11,409 gallons of fuel.

   Truck Stops. At the end of 1998, the Company operated 11 truck stops, the same as 1997 year end. The truck stops, which operate principally under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed towards truck drivers and the traveling public. Five of the truck stops have full service restaurants. The Company operates two of the restaurants and leases the other three to independent operators. Three of the other truck stops offer prepared-to-order food service, including two outlets which have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one which has a Pizza Hut franchise within the store. One of the truck stops does not provide food service. In 1998, the truck stops (including their associated restaurants and food service facilities) accounted for 11% (13% in
1997) of the Company's consolidated revenues, with average weekly per outlet merchandise and food sales (including food service sales) of $17,210 ($17,704 in 1997) and fuel sales of 59,858 gallons (68,115 gallons in 1997).

   Motor Fuel Concessions at Independently Operated Outlets. The Company operated the motor fuel concession at 207 independently operated convenience stores at year end 1998, an increase of two outlets since the prior year end. This increase was the net result of the routine opening and closing of certain outlets and the addition of locations due to the sale of the merchandise operations of convenience stores, referred to above. Although the merchandise sale portion of the convenience store operations were sold, the Company retained the motor fuel concession at these locations. The Company owns the motor fuel inventory and the fuel pumps and underground storage tanks located at these independently operated convenience stores and provides the motor fuel supply for them. The actual sale of the motor fuel to the public is conducted by the operator of the outlet pursuant to contracts that generally obligate the Company to provide the motor fuel inventory, the fuel storage and dispensing equipment, and to maintain the fuel equipment while the store operator agrees to collection and remittance procedures. The convenience store operators are compensated by commissions based on profits and/or the volume of fuel sold. In those instances where the operator owns the real estate underlying his store, the contracts generally grant the Company the right of first refusal to purchase the operator's convenience store if it is offered for sale. Many of the contracts have renewal options. Based on past experience, the Company believes that a significant number of those contracts which do not have renewal options will be renegotiated and renewed upon expiration. In addition to the contractual arrangement between the store operator and the Company, many of these operators either lease or sublease the store building and land from the Company or its affiliates.

   During fiscal 1998, the self-service gasoline outlets had average weekly per outlet fuel sales of 8,867 gallons as compared to 8,505 gallons in fiscal 1997. In 1998, the Company's self-service gasoline outlets accounted for 22% (28% in 1997) of the Company's consolidated revenues.

   Wholesale Fuel Sales. The Company sells motor fuel on a wholesale basis to smaller independent and regional chains of fuel retailers and to end users of fuels, such as contractors, operators of vehicle fleets, and public utilities. The Company has also been designated a "jobber" for Citgo, Chevron, Fina, Conoco, Coastal, Diamond Shamrock, and Phillips 66. This designation enables the Company to qualify independent fuel retailers to operate as a branded outlet for the large oil company. FFP Marketing then supplies motor fuel to such retailers on a wholesale basis under contracts ranging from five to ten years. The Company makes purchases to fill specific orders by its branded wholesale customers.

   Management believes the Company's fuel wholesale activities enhance its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with independent operators of convenience stores that may, at some future time, be interested in entering into an agreement for FFP Marketing to take over the fuel concession at their outlets. {See Motor Fuel Concessions at Independently Operated Outlets.} In 1998, the Company's wholesale operations contributed 19% of consolidated revenues (23% in 1997).

   Market Strategy. The Company's market strategy generally emphasizes the operation and development of existing stores and retail outlets in small communities rather than metropolitan markets. In general, the Company believes stores in communities with populations of 50,000 or less experience a more favorable operating environment, primarily due to less competition from larger national or regional chains and access to a higher quality and more stable labor force. In addition, land costs, reflected in both new store development costs and acquisition prices for existing stores and retail outlets, are generally lower in small communities. As a result of these factors, the Company believes this market strategy enables it to achieve a higher average return on investment than would be achieved by operating primarily in metropolitan markets.

   Store Development. In 1994 the Company began an effort to increase the productivity and operating efficiency of its existing store base by identifying non-core convenience stores that could contribute more to its earnings if operated by independent operators rather than by the Company. Since then, the Company has engaged in a program of selling the merchandise operations at these outlets to independent operators. Through the end of 1998 the Company has sold the merchandise operations at 54 locations. Because of a different overhead structure, independent operators are often able to operate the stores less expensively than the Company can. These sales were structured such that the Company retained the leasehold interest in the property and subleased the land and building to the operator for a five year period with a five year renewal option. The Company also entered into an agreement to operate the fuel concession at these locations. {See Motor Fuel Concessions at Independently
Operated Outlets.} Management believes that the sales of these operations and the resulting combination of rents, fuel profits, and other ancillary income enhance the profitability of these outlets to the Company. The Company is continuing to pursue sales of the merchandise operation of additional stores.

   In addition to the sales of the merchandise operations at certain convenience stores, discussed above, management continues to seek other ways to increase the productivity of the Company's present base of convenience store and truck stop outlets. As a part of this endeavor, the Company has installed limited-menu "express" outlets of national food franchises in some of the Company's outlets. The Company operates combination Kentucky Fried Chicken/Taco Bell outlets in two truck stops, a Pizza Hut Express outlet in one truck stop, Kentucky Fried Chicken outlet in two convenience stores, a Blimpie's Sandwich franchise in two stores, a Subway Sandwich franchise in one store, a Baskin Robbins ice cream franchise in one convenience store, and regional fast food franchises in four convenience stores. The Company's experience with this type of food service operation indicates that it increases store traffic because it offers the advantage of national and regional name-brand recognition and advertising. In addition, the training and operational programs of these franchisors provide a consistent and high-quality product to customers. Management continues to evaluate its existing operations to determine if it would be appropriate to install additional outlets of this type in other locations. It is also evaluating the relative merits of the various types of franchises.

   In addition to working to enhance the performance of its existing outlets, the Company also seeks opportunities to acquire operating outlets at attractive prices. In December 1997, the Company completed the purchase of 94 convenience stores. The stores acquired are all located in states in which the Company had operations and about 80% of them are in Texas. This acquisition has had a positive impact on its earnings and cash flow by operating the additional stores with minimal additional overhead. Although additional field supervisory personnel have been added, the management, purchasing and accounting for the stores requires minimal additional administrative staff.

   In addition, in February 1999 the Company acquired the operations of an additional 23 convenience stores plus two truck stops. All of these are located in Texas. Eleven of them are located in San Antonio, Texas, and the remainder are in smaller towns in the State of Texas. The Company believes that this acquisition will also have a positive impact on its future earnings and cash flow because it will be able to operate the additional stores with minimal additional overhead. With limited additional field supervisory personnel to be added, the management, purchasing and accounting for the stores will require minimal additional administrative staff.

   Opportunities to acquire additional convenience stores, truck stops and motor fuel concessions are limited by competitive factors, available financing, and competing buyers. The Company continues to pursue the acquisition of motor fuel concessions principally by the development of relationships through normal industry channels and through its fuel wholesaling operations.

   Products, Store Design, and Operation. The number and type of merchandise items stocked in the convenience stores varies from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the Company's convenience stores and truck stops offer fountain drinks and fast foods such as hot dogs, pre-packaged sandwiches and other foods. Sixty-one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, french fries, and made-to-order sandwiches. Also, as discussed above 10 convenience stores and three truck stops have small "express" outlets of national or regional fast-food franchises.

   Senior executives and other marketing and operations personnel continually review and evaluate products and services for possible inclusion in the Company's retail outlets. Special emphasis is given to those goods or services that carry a higher gross profit margin than the Company's overall average, will increase customer traffic within the stores, or complement other items already carried by the stores. The marketing teams, which include the Company's regional managers, in conjunction with the Company's vendors, develop and implement promotional programs and incentives on selected items, such as fountain drinks and fast food items. In addition, new products and services are reviewed on a periodic basis to ensure a competitive product selection. Due to the geographic distribution of the Company's stores and the variety of trade names under which they are operated, the use of advertising is limited to location signage, point-of-sale promotional materials, local newspaper and billboard advertising, and locally distributed flyers.

   Over the last several years, the Company has increased the number of its outlets which are affiliated with a large oil company, referred to as "branded" outlets. In March 1999, the Company operated 384 branded outlets, as compared to 285 in 1997. By comparison, the Company operated only 65 branded outlets in 1990. The Company's outlets are branded Citgo (68% of those branded), Chevron (10%), Fina (5%), Conoco (6%), Diamond Shamrock (4%), Texaco (6%), and Coastal (1%). Branded locations generally have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. The Company continues to evaluate the desirability of branding additional outlets. In addition to the Company operated convenience stores, truck stops, and fuel concessions at independently operated outlets that are branded, the Company also serves as a wholesale distributor to 200 otherwise unaffiliated branded retail outlets.

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

   Motor Fuel Supply. The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company which branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Fuel is purchased from approximately 40 vendors. Principal fuel suppliers in 1998 were Citgo Petroleum Corporation, Conoco, Inc., Koch Refining Company, L.P., and Chevron U.S.A., Inc. Although the Company's purchases are concentrated in a few vendors, largely due to the number of branded outlets, management believes that the competition for retail outlets among oil companies is such that the Company could find alternative supply sources if the need to do so arose.

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

   Trademarks and Trade Names. The Company's convenience stores and truck stops are operated under a variety of trade names, including "Kwik Pantry," "Nu-Way," "Economy," "Dynamic Minute Mart," "Taylor's Food Stores," "Drivers," and "Drivers Diner." New outlets generally use the trade name of the Company's stores predominant in the geographic area where the new store is located. The Company sells money orders in its outlets, and through agents, under the service mark "Financial Express Money Order Company." The money orders are produced using a computer controlled laser printing system developed by the Company. This system is also marketed to third parties under the name of "Lazer Wizard."

   Eight of the Company's truck stops operate under the trade name of "Drivers". The three other truck stops use the same trade name as the Company's convenience stores in the area in which they are located.

   The Company has registered the names "Kwik Pantry," "Drivers," "Drivers Diner," "Financial Express Money Order Company," and "Lazer Wizard" as service marks or trademarks under federal law.

            Terminal Operations Segment

   Terminal Operations. The Company's Terminal Operations are relatively new in comparison to its Retail and Wholesale segment. In June 1997, the Company completed the renovation of a bulk storage terminal and fuel processing facility located in Euless, Texas, that it had purchased in 1996. Thus far, the Company has engaged in two activities at its terminal facility: providing motor fuel terminalling services (storage and delivery services) for other wholesalers, and processing transmix, a commingled product of refined gasoline and diesel, into their component parts for sale. Those sales can be made to retailers (including third parties and intercompany sales to the Company's Retail and Wholesale segment) and end users. This Company also owns approximately 20 acres of land at this industrial, metropolitan location, which is available for possible expansion.

   The terminal facility has gasoline storage capacity for 9,879,000 gallons of motor fuel. The facility's capacity for processing commingled fuel product is approximately 63,000 gallons per day. To date, the Company has operated neither of these activities at near their respective capacity of operation. The motor fuel obtained by separating commingled products is used by the Company to satisfy a portion of the fuel supply needs for its own retail outlets and its wholesale customers. Thus far, the majority of the Company's revenues derived from the terminal have been intercompany sales to its Retail and Wholesale segment.

   In addition to the storage of motor fuels and the processing of commingled fuel products, the Company is presently making plans to begin an ethanol blending process at the terminal in 1999.

Competition

   The businesses in which the Company operates are highly competitive. Most convenience stores and an increasing number of traditional grocery stores and large discount stores in the Company's market areas sell motor fuel. In addition, merchandise similar or identical to that sold by the Company's stores is generally available to competitors. In addition to independently operated and national and regional chains of convenience stores, the Company also competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. Major oil companies are also becoming a significant factor in the convenience store industry as they convert outlets that previously sold only motor fuel to convenience stores; however, major oil company stores often carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets. Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company.

   The Company believes that each of its retail outlets generally competes with other retailers that are within a radius of one to two miles of its locations and that such competition is based on accessibility, the variety of products and services offered, extended hours of operation, price, and prompt check-out service.

   The Company's wholesale fuel operation is also very competitive. Management believes this business is highly price sensitive, although the ability to compete is also dependent upon providing quality products and reliable delivery schedules. The Company's wholesale fuel operation competes for customers with large integrated oil companies and smaller, independent refiners, and fuel jobbers, some of which have greater financial resources than the Company. Management believes it can compete effectively in this business because of the Company's purchasing economies, numerous supply sources, including the commingled fuel processed at its fuel processing plant, and the reluctance of many larger suppliers to sell to smaller customers.

Employees

   At March 15, 1999, the Company employed 1,839 people (including part-time employees). There are no collective bargaining agreements between the Company and any of its employees, and management believes the relationship with employees of the Company is good.

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

   Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. Such laws and regulation affect both of the Company's operating segments. In particular, federal regulations issued in 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately, and others were phased in over a 10 year period. However, all underground storage tanks were required to comply with all requirements by December 22, 1998. The Company implemented a plan several years ago to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and successfully reached that deadline.

   All states in which the Company has underground storage tanks established trust funds in prior years for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaks in such tanks. Those trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability, as well. Some of the funds require the Company to pay deductibles up to $25,000 per occurrence.

   Although the benefits afforded the Company as a result of the trust funds are substantial, the Company may not be able to recover through higher retail prices the costs associated with the fees and taxes which fund the trusts. Effective December 22, 1998, this trust arrangement terminated with respect to future, but not past, environmental costs. Accordingly, the Company's environmental liabilities could increase in the future.

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

Forward-Looking Statements

   This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of management and assumptions made by and information currently available to management. The Company is relying upon the "safe harbor" contained in Section 27A of such act in making such forward looking statements. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management,", "expects", "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; available product for processing and processing efficiencies at the Company's fuel terminal; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; unexpected outcome of litigation; adverse liquidity situations; unanticipated general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; and unexpected liabilities.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Item 2. PROPERTIES.

   The Company currently leases all but one of the real estate properties used in its retail operations. The following table summarizes the ownership status of individual properties as of March 31, 1999:

                                         Leased
                                         from
                            Leased     Affiliates  Leased
                             from          of        from
                              FFP        Harvison  Unrelated     Total
                            Partners     Family    Parties

                                 Number of Locations
Convenience Stores
     Land                     53           51         114         218
     Buildings               104            3         111         218

Truck Stops
     Land                      4            8           1          13
     Buildings                 9            3           1          13

Third party
gasoline outlets
     Land                     19          106          76         201
     Buildings                68           57          76         201

Total
     Land                     76          165         191         432
     Buildings               181           63         188         432

   The properties in the above table include locations at the end of 1998, as adjusted by the acquisition or disposition of properties through March 31, 1999.

   Geographical Location of Retail Stores. The table below sets forth the states in which the Company's convenience store, third party gasoline outlets, and truck stops are located as of December 27, 1998.

                                     Gas
                       Convenience Stores   Truck
                          Stores  Outlets   Stops   Total   Percent

Texas                      141      165        7      313     75%
Oklahoma                     1       24        1       26      6%
Louisiana                   18        3        0       21      5%
Missouri                    18        1        0       19      5%
Kansas                       6        6        0       12      3%
Mississippi                  6        1        0        7      2%
Kentucky                     3        1        1        5      1%
New Mexico                   1        1        2        4      1%
Arkansas                     1        3        0        4      1%
Tennessee                    3        1        0        4      1%
Nebraska                     0        1        0        1      0%
Totals                     198      207       11      416    100%

   Leases of Land and Buildings. On 66 retail sites at the end of 1998, the Company was leasing land and buildings for certain retail sites from FFP Partners pursuant to lease agreements whose term is currently scheduled to end in December 2002, plus two five-year renewal options at the sole election of the Company. Upon each renewal, the rent will be adjusted by the increase in the consumer price index since January 1, 1998 (the date the leases became effective). The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to the Company while the real estate used in the retail operations was retained by FFP Partners. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and the Company and their general experience in acting as lessor and lessee for similar properties. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. The Company and FFP Partners did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

   Leases of Buildings Only. On 102 other retail sites at the end of 1998, the Company was leasing only the buildings from FFP Partners which are located on lands leased from affiliates of the Harvison Family, or from unrelated parties, pursuant to lease agreements whose terms are currently scheduled to end concurrently with underlying ground leases now scheduled to terminate on May 2002, plus one five-year option at the sole election of the Company until May 2007. The monthly rent upon each renewal will be adjusted by the increase in the consumer price index since the original date of the leases. The building leases on these properties were entered into in conjunction with the restructuring of FFP Partners discussed above, and the lease rates on these locations were established in the same manner as described above for the real estate leased from FFP Partners. The affiliates of the Harvison Family have indicated their intention not to extend the ground leases beyond May 2007 but instead will lease the land and building for those sites directly to the Company under new leases beginning May 2007 at increased rates considered equal to market rates. The Company and the affiliates of the Harvison Family do not intend to engage any third party advisors or refer to any third party surveys or analyses of rental rates in negotiating the new lease. The new lease rates starting in May 2007 will be established based on knowledge of the properties by the management of the Company and the affiliates of the Harvison Family based on their general experience in acting as lessor and lessee for similar properties.

   The Company's leases from affiliates of the Harvison Family generally expire in May 2002 and provide for one or two five-year renewal periods at the sole option of the Company. The monthly rent upon each renewal will be adjusted by the increase in the consumer price index since the original date of the leases. Management believes the terms and conditions of these leases are more favorable to the Company than could have been obtained from unrelated third parties. The Company did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

   Other Properties. The Company also owns a 33 acre tract of land in Euless, Texas, which is the site of its fuel terminal and fuel processing plant.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of stockholders during 1998.

                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

   The Company's common stock is listed for trading on the American Stock Exchange ("AMEX") under the trading symbol "FMM". The shares began trading on the AMEX on a "when issued" basis on December 29, 1997, the day following the completion of the restructuring of FFP Partners {see Item 1. Business - General Background} and commenced trading separately on January 14, 1998. The following table sets forth the high and low last sales prices per share for the Company's common stock, as reported by AMEX for each quarter that the Company's common has traded:

                                                     High        Low
1999
    First Quarter                                  6 15/16      4 3/4

1998
    First Quarter                                    4 3/4      2 1/2
    Second Quarter                                   8 3/4      4 9/16
    Third Quarter                                   8 9/16      4 1/8
    Fourth Quarter                                   6 1/2      3 7/8

   On March 30, 1999, the last reported sales price of the Company's common stock was $4.75 per share. On such date, there were 158 stockholders of record. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

   The Company may also issue preferred shares from time to time in one or more series as authorized by its Board of Directors. There are currently no preferred shares issued.

   The Board of Directors has not established a dividend policy, but management does not anticipate that dividends will be paid on the Company's common shares in the foreseeable future. The amount of any dividends that the Company may pay is subject to limitations in its loan agreements with various lenders, which generally prohibit the payment of dividends in an amount which would cause the Company to be unable to meet its financial covenants to such lenders.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.

                                   1998     1997      1996      1995      1994
Financial Data (in thousands,
except per unit data):
Revenues and Margins -
    Motor fuel sales            $311,526  $311,49  $321,814  $296,887  $275,278
    Motor fuel margin             26,916   21,702    20,672    22,813    22,332
    Merchandise sales             94,629   61,652    60,579    65,512    72,827
    Merchandise margin            29,447   18,739    17,821    19,187    20,169
    Miscellaneous revenues         9,719    6,267     7,759     7,646     7,408
    Total revenues               415,874  379,414   390,152   370,045   355,513
    Total margin                  66,082   46,708    46,252    49,646    49,909
Direct store expenses             44,154   28,241    27,062    28,496    29,553
General and administrative        15,831   12,113    11,506    11,795    11,056
expenses
Depreciation and amortization      5,636    5,488     3,951     3,769     4,352
Total operating expenses          65,621   45,842    42,519    44,060    44,961
Operating income                     461      866     3,733     5,586     4,948
Interest expense, net              1,168    1,642     1,246     1,176     1,173
Income/(loss) before taxes
       /other items                 (707)    (776)    2,487     4,410     3,775
  Income tax expense/(benefit)      (244)    (892)    2,646       500       244
  Gain on extinguishment of debt       0        0         0         0       200
Net income/(loss)                  $(463)    $116     $(159)   $3,910    $3,731

Income/(loss) per share -
  Basic                            (0.12)    0.03     (0.04)     1.06      0.96
  Diluted                          (0.12)    0.03     (0.04)     1.02      0.95
Distributions declared per Unit   $0.000   $0.000    $0.415    $0.870    $0.370
Total assets                     $97,040  $75,330   $78,599   $69,332   $67,978
Long-term obligations             20,380   24,575     9,418     7,100     9,527
Operating Data:
Gallons of motor fuel sold (in thousands)
  Retail                         237,629  199,310   197,687   193,233   196,246
  Wholesale                       96,710   83,296    90,704    95,473    81,289
Fuel margin per gallon (in cents)
  Retail                            10.6      9.8       9.3      10.9      10.1
  Wholesale                          2.0      2.5       1.9       1.7       1.8
Average weekly merchandise sales (per store)
  Convenience stores              $9,095   $9,482    $9,454    $9,560    $9,901
  Truck stops                     17,210   17,704    17,192    17,506    18,160
Merchandise margin                 31.1%    30.4%     29.4%     29.3%     27.7%
Number of locations at year end
  Convenience stores                 198      207       117       127       127
  Truck stops                         11       11        10        10        10
  Fuel concessions at
    independent outlets              207      205       206       194       185

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

   This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes included elsewhere in this annual report. Some of the matters discussed in this annual report contain forward-looking statements regarding the Company's future business which are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors, which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.

   In a restructuring completed on December 28, 1997, the Company acquired all of the assets and businesses formerly held by FFP Partners, except that the real estate used in its retail operations was retained by FFP Partners. FFP Partners also retained certain liabilities, principally bank debt and debt secured by the retained real estate. All other liabilities (including trade accounts payable, money orders payable, accrued expenses, deferred income taxes, obligations under capital leases and other debt secured by various equipment) were transferred to the Company.

   The businesses transferred to the Company include the operation of convenience stores, truck stops, and self-service motor fuel concessions at independently operated convenience stores, motor fuel wholesaling activities, the sale of money orders through the outlets operated by the Company and third party agents, and the operation of a motor fuel terminal and processing facility. The real estate retained by FFP Partners is leased to the Company for use in the conduct of its retail convenience store and motor fuel operations.

   The selected financial data that accompanies this discussion reflects the historical operations of FFP Partners to which the Company succeeded in connection with the aforementioned restructuring. However, the financial data for years prior to 1998 is not comparable to prior years in the following respects: rental expense is included in 1998, but not in prior years, for the leasing of the real properties retained by FFP Partners in the December restructuring; depreciation expense related to such real properties is not included for 1998 (nor will it be incurred in future years), but is included for prior years; and interest income received by the Company from its note receivable from FFP Partners is included in 1998 but not in years prior to 1998.

   Also in December 1997, the Company initially acquired 107 additional convenience stores. Ten of the stores acquired were sold to an unrelated party concurrently with the closing of the purchase, and three other stores were sold to another unrelated party shortly thereafter, resulting in a net increase from these transactions of 94 stores. The purchase of the stores was completed on a store-by-store basis throughout December; therefore, their operations had little impact on 1997 results. The results from operations from these 94 stores had a positive impact on results in 1998 and are expected to continue to have a similar impact in future years.

   The Company reports its results of operations using a fiscal year which ends on the last Sunday in December. Most fiscal years have 52 weeks, but some consist of 53 weeks. Fiscal years 1998, 1997, 1996, and 1994 were 52-week years, while fiscal year 1995 was a 53-week year. This variation in time periods most affects revenues (and related costs of sales) and salary costs, as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing the financial data.

Business Segments

   The Company and its subsidiaries conduct business in two primary business segments: (i) the operation of retail convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores, money orders sales through Company stores and third party agents, underground tank monitoring and testing, and motor fuel wholesaling activities (the "Retail and Wholesale Operations"), and (ii) the operation of a motor fuel terminal and processing facility (the "Terminal Operations"). Each of these business segments is subject to differing opportunities and challenges. The following table sets forth certain information about each segment's financial information in 1998, 1997, and 1996:

                                 Retail and   Terminal
                                 Wholesale  Operations Eliminations Consolidated
                                               (In thousands)
1998
Revenues from external sources    $414,625      $1,249         $0      $415,874
Revenues from other segment              0       3,602     (3,602)            0
Depreciation and amortization        5,125         511          0         5,636
Interest income                      1,406           0       (713)          693
Interest expense                     1,861         713       (713)        1,861
Income/(loss) before income taxes    1,301      (2,008)         0          (707)
Total assets                        89,739       7,301          0        97,040
Capital expenditures                 6,605         182          0         6,787

1997
Revenues from external sources    $379,064        $350         $0      $379,414
Revenues from other segment              0       2,174     (2,174)            0
Depreciation and amortization        5,194         294          0         5,488
Interest income                        427           0       (391)           36
Interest expense                     1,678         391       (391)        1,678
Income/(loss) before income taxes       42        (818)         0          (776)
Total assets                        67,844       7,486          0        75,330
Capital expenditures                14,247       3,163          0        17,410

1996
Revenues from external sources    $390,152          $0         $0      $390,152
Revenues from other segment              0           0          0             0
Depreciation and amortization        3,951           0          0         3,951
Interest income                         52          80       (132)            0
Interest expense                     1,326          52       (132)        1,246
Income/(loss) before income taxes    2,553         (66)         0         2,487
Total assets                        75,104       3,495          0        78,599
Capital expenditures                 6,023       3,494          0         9,517


   The Company plans to expand its Retail and Wholesale Operations in 1999 by seeking the acquisition of additional convenience stores if acceptable terms and properties can be found. One such acquisition has already been made. In February 1999, the Company acquired the operations of 23 additional convenience stores and two additional truck stops. Eleven of these stores are located in San Antonio, Texas, and the remainder are located in smaller towns throughout the State of Texas. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest. The Company's purchase of those leasehold interests was financed with a third party lender consisting of four fully amortizing loans in the aggregate original principal amount of $1,012,000, maturity dates ranging from 86 to 180 months, interest accruing at 9.275% per annum, and aggregate payments of principal and interest of $13,000 per month. Real estate at 14 stores was purchased by FFP Partners and immediately leased to the Company under 20-year leases. The Company's rental payments under those leases equal $99,000 per month. The Company guaranteed the acquisition indebtedness of FFP Partners of $9,550,000, which amount is no greater than the Company's aggregate rental payments to FFP Partners over the initial 15-year period of the leases. The Company expects that its operation of these additional 25 stores will provide funds to repay its acquisition financing and also enhance its cash flows from operations, but future results are subject to risks and are not assured.

   The Company plans to expand its activities in 1999 in connection with its Terminal Operations with the commencement of an ethanol blending process at the terminal. Although management believes that this new ethanol blending will be profitable, it is a new processing procedure at the terminal and therefore subject to economic risks; accordingly, future results are not assured.

1998 Compared with 1997

   The Company incurred a net loss of $463,000 in 1998, compared to net income of $116,000 in 1997. The major reasons for this decline are the following: additional bad debt losses of $1,500,000 were incurred in 1998 in money order operations (a substantial portion of which the Company is currently seeking to recover); rent expense of $2,628,000 was paid in 1998 to FFP Partners in the leasing of real property for certain of the Company's retail sites, compared to none in 1997, which was partially offset by an increase in interest income of $693,000 and a decrease in depreciation of $1,203,000; the Company's Terminal Operations segment incurred a loss before income taxes of $2,008,000 in 1998, compared to a 1997 segment loss of $818,000; and an income tax benefit of only $244,000 was recorded in 1998 compared to an $892,000 income tax benefit in 1997.

   The Company's 1998 total revenues increased to $415,874,000, a 9.6% increase over 1997 total revenues of $379,414,000. This increase resulted primarily from a $32,977,000 (53.5%) increase in merchandise sales, which was primarily attributable to merchandise sales at the additional 94 stores acquired in December 1997.

   Retail motor fuel sales increased by 38,319,000 gallons (19.2%) in 1998 over 1997 due to sales from the additional 94 convenience stores acquired in December 1997. In addition, wholesale fuel sales increased by 13,414,000 gallons (16.1%) over the prior year. Total motor fuel sales, in dollars, were flat in 1998, when compared to 1997, because motor fuel sales prices were lower in 1998 as compared to 1997. The Company sold more motor fuel volume in 1998, which offset the price decline. In addition, the Company's margin on such sales increased by $5,214,000 (24.0%) over 1997 levels. Retail fuel gross profit increased in absolute and per gallon terms. Retail margins showed a 0.8 cent per gallon (8.2%) increase in 1998 over 1997 and was principally attributable to higher margins in the areas served by the additional 94 stores acquired by the Company in December 1997. A
0.5 cent per gallon (20.0%) decline in wholesale margins resulted primarily from competitive pricing pressure from other wholesalers in the Texas wholesale markets served by the Company.

   Merchandise sales improved from $61,652,000 in 1997 to $94,629,000 in 1998. This large increase resulted principally from an increase of 81 stores in the average number of convenience stores in 1998, a 66.0% increase over 1997, which was partially offset by a 4.0% decline in the average weekly merchandise sales to $9,095 per convenience store. Major categories of merchandise sales in 1998 were grocery sales ($49,022,000), deli and restaurant sales ($7,445,000), soft drink sales ($6,443,000), beer and wine sales ($8,305,000), cigarette sales ($21,175,000), fast food sales ($1,968,000), and money order equipment and supplies ($271,000).

   The Company's gross profit on merchandise sales increased by $10,708,000 (57.1%) in 1998. This increase came from two sources: the additional merchandise gross profit realized from the stores acquired in December 1997, and an increase in gross margin on merchandise sales to 31.1% in 1998, compared to 30.4% in 1997. This increase in merchandise margins follows a five-year trend of increasing merchandise margins. For example, merchandise margins have increased from 27.7% in 1994 to 31.1% in 1998, representing a 12.3% overall increase during that five-year period.

   Miscellaneous  revenues  increased   significantly  to  $9,719,000  in  1998,
representing a $3,452,000 (55.1%) increase in 1998 as compared to 1997, primarily due to the greater number of stores in operation for the full year. Miscellaneous revenues is one area of operations that the Company emphasizes in its efforts to improve profitability. Categories of miscellaneous income include money order fees, lottery ticket revenue, pay phone and calling card income, automated teller machine income, gasoline excise tax handling fees, check cashing fees, game machine income, gain or loss on property sales, interest income, scale charges and copier income.

   Direct store expenses (those costs directly attributable to the operation of retail outlets, such as salaries and other personnel costs, supplies, utilities, rent, property taxes, repairs and maintenance, and commissions paid to the operators of the self-service motor fuel outlets) increased by $15,913,000
(56.3%) in 1998, compared to direct store expenses in 1997. This increase was primarily attributable to the 94 stores acquired during December 1997. The remaining increase in these expenses was primarily attributable to increased wage costs, related to the federally mandated minimum wage increase which took effect on September 1, 1997. Since the December 1997 restructuring of FFP Partners, all of the real estate used in the Company's retail operations was retained by FFP Partners and is now leased to the Company. As a result, rent expense increased by $2,628,000 in 1998.

   General and administrative expenses increased $3,718,000 (30.7%) in 1998 over 1997. Of this amount, $1,500,000 resulted from increased bad debt expense arising out of the money order operations, a substantial portion of which the Company is currently seeking to recover. In addition, a full year of costs were incurred in 1998 for wages and initial operating costs at the Company's fuel terminal and processing facility opened in mid-1997, and for field supervisory personnel added in December 1997 to manage the 94 additional stores acquired in late 1997.

   Depreciation and amortization expenses increased by $148,000 (2.7%) in 1998 reflecting the impact of increased charges related to the Company's significant capital expenditures in the last three years, primarily related to the upgrading of the Company's underground storage tanks to meet 1998 environmental regulatory requirements, the start of operations at the Company's fuel terminal in mid-1997, and depreciation of equipment acquired in the late-1997 acquisition of 94 convenience stores. Offsetting the foregoing was a decline in depreciation expense of $1,203,000 attributable to buildings that were retained by FFP Partners in the December 1997 restructuring.

   A $474,000 (28.9%) decrease in net interest expense in 1998, as compared to 1997, was the result of lower interest rates during 1998 and the receipt of interest income of $693,000 from FFP Partners in the second half of 1998. Partially offsetting that reduction in interest expense was additional interest incurred as a result of increased borrowings to fund the Company's financing of its December 1997 purchase of 94 convenience stores, investment in its fuel terminal and processing facility, and purchase of equipment to upgrade its underground storage tanks to meet environmental standards that became effective in December 1998.

   As a partnership, the Company paid no federal or state income tax prior to the December 1997 restructuring of FFP Partners. Rather, the income or loss of the Company was allocated to its partners to be included in their respective income tax returns. Because the Company expected to become taxable as a corporation beginning in 1998, applicable accounting pronouncements required it to record a tax liability for those taxes it would have to pay on items of income and expense recognized for financial reporting purposes before 1998 but which would be recognized for tax reporting purposes in 1998 or later years. Accordingly, the Company provided for these deferred tax expenses in its consolidated statements of operations, while the current tax benefit of the deferral of the recognition of income, or the acceleration of expenses, for tax purposes was allocated the Company's partners. The primary items giving rise to differences between financial and tax reporting were differences in the tax bases and depreciation methods of the Company's fixed assets.

   In 1996, the Company was able to substantially shorten the lives over which certain buildings used in its retail operations were depreciated for tax purposes. The benefit of this additional tax depreciation was allocated to the Company's partners while the Company was required to record a deferred tax expense related to it. In connection with the December 1997 restructuring of FFP Partners, the ownership of the depreciable real property that gave rise to the large deferred tax provision in 1996 was retained by FFP Partners, which continues as a publicly-traded limited partnership, and not distributed to the Company. Accordingly, the deferred taxes attributable to these buildings were reversed in 1997.

   As a corporation, the Company provides for both current and deferred federal and state income tax expense on its earnings or benefit on its loss. For 1998 the Company recorded an income tax benefit of $244,000.

1997 Compared with 1996

   A $10,738,000 (2.8%) decline in the Company's total revenues in 1997 from the 1996 level was principally due to a $10,319,000 (3.2%) decline in motor fuel sales. This decline in fuel sales resulted from the absence in 1997 of a large volume of lower margin wholesale sales to a customer that purchases from the Company infrequently along with the effect of generally lower fuel sales prices in 1997 as compared to 1996. The price of motor fuel also dropped steadily throughout 1997. Wholesale fuel sales declined 7,408,000 gallons (8.2%) due to the absence of the sales mentioned above, while retail fuel sales increased 1,623,000 (0.8%) over the prior year due to the sales from the 94 convenience stores acquired in December 1997. Although revenues from fuel sales declined, the margin on such sales increased $1,030,000 (5.0%) over 1996 levels. Both retail and wholesale fuel gross profit increased in absolute and per gallon terms. The 0.5 cent (5.4%) increase in retail margin per gallon in 1997 over 1996 was attributable to the lessening in the fourth quarter of the year of the competitive pricing pressures that had existed over the prior 18 months. The 0.6 cent per gallon (31.6%) improvement in wholesale margins resulted primarily from the absence of the low margin sales referred to previously.

   Partially offsetting the decline in fuel sales was a $1,073,000 (1.8%) increase in merchandise sales in 1997. This increase primarily resulted from the additional merchandise sales of the stores acquired in December 1997. Excluding the sales from the acquired stores, merchandise sales decreased $1,196,000 reflecting the absence of merchandise sales from the outlets which the Company sold to independent operators during 1996 and 1997. Excluding the impact of the stores acquired in December 1997, the Company operated an average of six fewer stores in 1997 than 1996. Although overall merchandise sales declined, excluding the impact of the stores acquired in December, average weekly merchandise sales per store at the Company's convenience stores (excluding the impact of the stores acquired in December) increased 2.6% to $9,704.

   The Company's gross profit on merchandise sales increased by $918,000 (5.2%) in 1997. About 70% of this increase came from the additional merchandise gross profit from the stores acquired in December. The remainder is attributable to the increase in average weekly merchandise sales, mentioned above, and the increase in gross margin on merchandise sales to 30.4% in 1997 from 29.4% in 1996.

   Miscellaneous revenues declined $1,492,000 (19.2%) in 1997, as compared to 1996, primarily due to the lesser amount of gains recognized on sales of convenience store merchandise operations to independent operators.

   Of the $1,179,000 (4.4%) increase in direct store expenses, $851,000 related to the additional expenses attributable to the 94 stores acquired during December 1997. The remaining $328,000 increase in these expenses are primarily attributable to increased wage costs, related to the federally mandated minimum wage increase which took effect on September 1, 1997.

   General and administrative expenses increased $607,000 (5.3%) in 1997 over 1996. Of this amount, $453,000 were legal, accounting, and other expenses directly attributable to the December 1997 restructuring of FFP Partners. Excluding those costs, general and administrative expenses increased $154,000 (1.3%) primarily as a result of increased wage costs due to the opening of the Company's fuel terminal and processing facility in mid-1997 and an increase in field supervisory personnel added in December 1997 to manage the 94 stores acquired in December, offset by reductions in bad debt expense and advertising and promotion costs.

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

   The $396,000 (31.8%) increase in interest expense in 1997, as compared to 1996, was the result of the generally higher level of interest rates during the 1997 period and to the Company's higher debt levels. The increased borrowings funded the Company's investment in its fuel terminal and processing facility and purchase of equipment to upgrade its underground storage tanks to meet environmental standards that were effective at the end of 1998.

   In 1996, the Company was able to substantially shorten the lives over which certain buildings used in its retail operations were depreciated for tax purposes. As discussed above, the benefit of this additional tax depreciation was allocated to the Company's partners while the Company was required to record a deferred tax expense related to it. In connection with the December 1997 restructuring of FFP Partners, the ownership of the real estate that gave rise to the large deferred tax provision in 1996 was retained by FFP Partners. Accordingly, the deferred taxes attributable to these buildings was reversed in 1997. This reversal of deferred tax expense accounted for the significant change in the deferred provision between 1996 and 1997.

Liquidity and Capital Resources

   The majority of the Company's  working  capital is provided from two sources:
(i) cash flows generated from its operating activities, and (ii) borrowings under its revolving credit facility. The Company believes that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

   The Company's notes payable at year end 1998 aggregated $20,380,000. Such amount was comprised of the following: a bank revolving credit facility ($2,407,000) and term loan ($6,762,000), debt ($9,253,000) incurred in June 1998 to refinance its acquisition financing incurred in purchasing 94 additional convenience stores in December 1997, an equipment loan ($1,850,000) incurred in April 1998 to refinance a previous capitalized lease obligation, and other debt ($108,000) to finance the installation of sewer equipment in a prior year. Of the total notes payable, $1,959,000 is classified as short term, and $18,451,000 is long term debt.

   The bank revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time limited to a borrowing base equal to 85% of the Company's trade receivables plus 50% of the Company's inventories. On December 27, 1998, the borrowing base was $12,383,000. The revolving credit facility and term loan both bear interest at the lender's prime rate, payable monthly. The term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. The loans are subject to a Loan and Security Agreement between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous, but typical, restrictive covenants including financial covenants relating to the maintenance of a specified minimum tangible net worth, a maximum debt to tangible net worth ratio, and a minimum cash flow coverage ratio, all as defined in the agreement. As of year end 1998, the Company was not in compliance with certain requirements under the loan agreement for the principal reason that the assets and operations of FFP Partners are no longer included in the financial covenant calculations. The lender has waived declaring a default due to such noncompliance and amended the applicable restrictive covenants to place the Company in compliance subsequent to December 27, 1998. The loans under the agreement are secured by the Company's trade accounts receivable, inventories, and its equipment not otherwise encumbered, and by a negative pledge of its other assets, and a collateral assignment of the Company's deed of trust lien against the real properties of FFP Partners.

   In June 1998, the Company refinanced its December 1997 purchase of 94 convenience stores. That financing consists of 44 fully amortizing loans in the aggregate original principal amount of $9,420,000, an interest rate of 8.66% per annum, maturities ranging from 112 to 180 months, and aggregate payments of principal and interest of $101,000 per month. The proceeds of these loans were used to repay a bridge loan with an original principal balance of $6,735,000 used to finance the purchase of the outlets and for general corporate purposes.

   Effective June 1998, the Company, the Company's primary bank lender and FFP Partners reached an agreement to restructure the revolving credit facility and term loan due to the lender. In connection with the restructuring of FFP Partners in December 1997, both the Company and FFP Partners retained the liability for this debt as both entities were primary obligors on the loans. In accordance with the June 1998 agreement, the lender made a loan to the Company, the Company made a loan to FFP Partners, and FFP Partners repaid the balance of its debt to the lender, all of which was effective on June 28, 1998. This transaction included the execution of a promissory note by FFP Partners payable to the Company in the amount of $14,773,000 (the then current balance on the debt due to the lender), which was recorded by the Company as a note receivable from affiliate, and FFP Partners was released by the lender from all obligations under the Loan and Security Agreement. As a result of the June 1998 transaction, joint liability no longer exists on the debt obligations to the lender, and the 1997 reduction of $15,938,000 to the Company's stockholders' equity for such liability was removed. At December 27, 1998, the Company was indebted to the lender in the amount of $9,169,000, and owned a promissory note from FFP Partners with an unpaid principal balance of $14,201,000.

   The interest rate and repayment terms of the Company's loan to FFP Partners mirror such terms of the Company's debt to the lender, including a maturity date of November 2000. The revised agreement with the lender also required that the loan be secured by real estate owned by FFP Partners, which was pledged to the Company and then also pledged by the Company to the lender as additional collateral on the Company's debt to the lender. FFP Partners makes monthly principal payments to the Company of $95,000 plus accrued interest on the unpaid balance at a rate equal to the bank's prime rate. All proceeds received by the Company from its loan to FFP Partners are required to be applied to the balance of the Company's debt to the lender.

   The Company is currently seeking to refinance all or a substantial portion of its bank revolving credit facility and term loan described above in the second quarter of 1999. Although the Company executed a letter of intent with a lender in April 1999 to obtain such refinancing, it has not received a binding commitment for such refinancing. Accordingly, such refinancing is not assured. As proposed, such refinancing loan would be fully amortized over 15 years in equal, monthly installments and be secured by approximately 73 of the Company's convenience stores and truck stops.

   The Company has been advised by FFP Partners that it expects to refinance its existing indebtedness to the Company during the second quarter of 1999. Although FFP Partners obtained a favorable response to such refinancing from a lender in March 1999, it has not received a binding commitment for such refinancing. Accordingly, the Company's receipt of proceeds from such refinancing is not assured.

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

   The Company's cash flows from operating activities were $12,559,000 in 1998, an increase of $4,463,000 (55.1%) over 1997. This increase is primarily attributable to the increase in cash flows as a result of operating an average of 81 more convenience stores in 1998 than in 1997. The Company's investment in property and equipment during 1998 was $6,787,000, a decrease of $10,623,000 (61.0%) compared to 1997. The Company's 1998 capital expenditures were principally to refurbish the Company's stores and to continue the upgrading of the Company's underground storage tanks to meet the environmental regulations for underground storage tanks by the December 1998 deadline. Capital expenditures decreased in 1998 because no major purchase of additional convenience stores was made in 1998 as were made in 1997, when an 94 convenience stores were purchased. In addition, the Company reduced its net long term debt and net capital lease obligations by $4,964,000 (18.6%). The Company paid for its capital expenditures and reduced its long term debt and capital lease obligations from operating cash flow.

   Subject to obtaining satisfactory deal terms and suitable financing, the Company intends to purchase additional convenience stores in 1999 and beyond as the convenience store industry goes through as period of consolidation. Any such acquisitions will impact the Company's financial results and liquidity. For example, the Company expects that the operation of the additional 25 stores acquired in February 1999 will provide funds to repay its acquisition indebtedness and enhance its cash flow, but future results are not assured.

   The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at year end 1998. {See Note 11 to the Consolidated Financial Statements.}

   Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $15,190,000 at the end of fiscal 1998. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents. In 1998 the Company incurred an additional bad debt loss from its money order operations. The Company is attempting to recover a substantial portion of these losses that were attributable to two reasons: bank encoding errors and fraudulent actions by a third party money order agent. The Company's failure to receive money order payments from an agent on a timely basis could negatively impact the Company's liquidity.

   The Company had negative working capital of $5,339,000 at the end of 1998, compared to a negative $185,000 at year end 1997. The Company has traditionally been able to operate its business with minimal or negative working capital, principally because most sales are for cash and it has received payment terms from vendors. The change resulted primarily from a $3,891,000 increase (34.4%) in money order payables, a $4,728,000 (49.1%) increase in accrued expenses and a $1,169,000 (10.9%) increase in trade receivables. The Company believes that the availability of funds from its store operations, its revolving line of credit (as discussed above) and its traditional use of trade credit will permit operations to be conducted in a customary manner.

"Year 2000" Issues

   The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This coding could result in system failures or miscalculations, causing disruptions of operations.

   The Company has approached the Y2K issue in phases. A Y2K project office manager, together with strong support from management, has designed a Y2K work plan that is currently being implemented. The Y2K work plan includes: (1)
identifying and inventorying all Year 2000 tasks and items; (2) assigning priorities to all tasks and items; (3) remediation of information systems ("IS") application code, testing and reintegration to production, as well as testing all replaced systems software and non-remediated applications; (4) contacting third-party vendors to verify their compliance and perform selected interface tests with major vendors; (5) determining the Company's Y2K responsibilities to its subsidiaries and affiliates; and (6) establishing contingency alternatives assuming worst-case scenarios.

   The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned. The following reflects management's assessment of the Company's Y2K state of readiness on December 27, 1998:

                                                Estimated  Estimated
                                               Percentage  Completion
                                                Completed     Date
Phase
Internal IS and Non-IS systems and equipment:
     Awareness                                     90%      Dec 1999
     Assessment                                    80%      Jun 1999
     Remediation                                   60%      Sep 1999
     Testing                                       20%      Oct 1999
     Contingency planning                          20%      Sep 1999
Suppliers, customers and third party providers:
     Awareness-identify companies                  70%      May 1999
     Assessment  questionnaire  completed
         by major suppliers                        30%      Aug 1999
     Assessment  review  with third party
         providers                                 30%      Aug 1999
     Review contractual commitments                10%      Jul 1999
     Risk assessment                               10%      Jun 1999
     Contingency planning                          10%      Sep 1999
     Testing as applicable                         10%      Sep 1999

   The Company's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but the Company will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   The Company estimates that the cost of the Y2K project will be approximately $500,000 to $750,000, of which about one-half will be capital costs. The costs incurred to date approximate $200,000, with the remaining cost for outside consultants software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

   Due to the general uncertainty inherent in the Y2K process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. The Company does not anticipate more than temporary isolated disruptions attributed to Y2K issues to affect either the Company or its primary vendors. The Company is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt,
(3) disruption of power at retail sites, and (4) cash collection and disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, the Company believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts will escalate as the Company continues to receive and evaluate responses from all of its primary merchandise vendors and service providers. These contingency plans are scheduled to be complete by September 1999.

   The costs of the Y2K project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual costs. Vendor compliance could differ materially from the Company's current expectations and result in a material financial risk. In addition, while the Company is making significant efforts in addressing all anticipated Y2K risks within its control, this event is unprecedented. Consequently, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's operating results and financial condition.

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company is subject to insignificant market risks related to variable interest rates and commodity prices. Although interest expense on the Company's bank loan containing the revolving credit facility and term loan is calculated at the prime rate of interest, which is subject to change, the Company is also the holder of a note receivable from FFP Partners containing payment terms which mirror that of the Company's debt. Thus, any increase in interest expense of the Company attributable to an increase in the prime rate will be offset by an increase in its interest income.

   The Company is also subject to the market risk of increasing commodity prices and sometimes is a party to commodity futures and forward contracts to hedge that risk. However, open positions under these futures and forward contracts were not significant at year end 1998 or 1997. {See Note 11 to the Consolidated Financial Statements.}


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements filed herewith begin on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISCLOSURE.

   Not applicable.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Certain portions of the information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1998 fiscal year end regarding its 1999 shareholder meeting. Such information is incorporated herein by this reference.

   The following table sets forth the names, ages, positions, and business experience of the Company's executive officers and directors at the end of 1998:

          Name             Age              Position
John H. Harvison [1]       65         Chairman of the Board and Chief
                                         Executive Officer
Robert J. Byrnes [1]       58         President, Chief Operating
                                         Officer, and Director
Craig T. Scott             52         Vice President - Finance,
                                         General Counsel, Secretary,
                                         Treasurer, and Chief Financial Officer
J. D. St. Clair            64         Vice President - Fuel Supply
                                         and Distribution and Director
Michael Triantafellou      45         Vice President - Retail
                                         Operations and Director
John W. Hughes [1,2]       57         Director
Garland R. McDonald        61         Director
John D. Harvison           42         Director
E. Michael Gregory [2]     47         Director
--------------------------------
[1]  Member of Compensation Committee
[2]  Member of Audit Committee

   John H. Harvison has been Chairman of the Board of the Company and its predecessor since the commencement of the Company's operations in May 1987. Mr. Harvison is a founder and an executive officer of each of the companies from which the Company's initial base of retail outlets was acquired, and has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of John D. Harvison, who is also a director of the Company.

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

   Craig T. Scott has served as Vice President - Finance, General Counsel, Secretary, and Treasurer of the Company since October 1998. From October 1996 until September 1998, Mr. Scott was an self-employed attorney engaged in the private practice of law in Dallas and McKinney, Texas. From December 1991 until October 1996, he was employed by Box Energy Corporation as an attorney and from July 1993 until October 1996 as its Executive Vice President. Prior to joining such company, Mr. Scott engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. Mr. Scott was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. He is a member of both the American Institute of Certified Public Accountants and the Texas Society of CPAs.

   J. D. St. Clair has been Vice President - Fuel Supply and Distribution and a Director of the Company and its predecessor since May 1987. Mr. St. Clair is a founder and an executive officer of several of the companies from which the Company acquired its initial retail outlets. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St. Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

   Michael Triantafellou was elected Vice President - Retail Operations and a Director of the Company's predecessor in February 1997. He had served as Director of Truck Stops and Food Service Operations for the Company since January 1994. Mr. Triantafellou has been engaged in the truck stop and food service industries since 1976, having held various middle and upper management positions in the truck stop businesses of Truckstops of America (from 1975 to 1980), Bar-B Management (from 1980 to 1985) Greyhound-Dial Corp. (from 1985 to
1993), and Knox Oil of Texas (from 1993 to 1994). Mr. Triantafellou is a 1975 graduate of the Wharton School of the University of Pennsylvania.

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

   Garland R. McDonald is employed by the Company to oversee and direct a variety of special projects. He was elected to the Board of the Company's predecessor in January 1990 and had previously served as a Director of the predecessor company from May 1987 through May 1989. He also served as a Vice President of the Company's predecessor from May 1987 to October 1987. Mr. McDonald is a founder and the Chief Executive Officer of Hi-Lo Distributors, Inc., and Gas-Go, Inc., two of companies from which the Company initially acquired its retail outlets. He has been actively involved in the convenience store and retail gasoline businesses since 1967.

   John D. Harvison was elected a Director of the Company's predecessor in April 1995. Mr. Harvison has been Vice President of Dynamic Production, Inc., an independent oil and gas exploration and production company since 1977. He previously served as Operations Manager for Dynamic from 1977 to 1987. He also serves as an officer of various other companies that are affiliated with Dynamic that are involved in real estate management and various other investment activities. Mr. Harvison is the son of John H. Harvison, the Chairman of the Board of the Company.

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


Item 11.  EXECUTIVE COMPENSATION.

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1998 fiscal year end regarding its 1999 shareholder meeting. Such information is incorporated herein by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1998 fiscal year end regarding its 1999 shareholder meeting. Such information is incorporated herein by this reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1998 fiscal year end regarding its 1999 shareholder meeting. Such information is incorporated herein by this reference.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

       (1) Financial Statements. See Index to Financial Statements on page F-1 hereof.

       (2)   Financial   Statement   Schedules.   No  Financial Statement
            Schedules are included because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

       (3)  Exhibits.

       3.1  Articles  of  Incorporation of FFP Marketing Company, Inc. {1}
       3.2  Bylaws of FFP Marketing Company, Inc. {1}
      10.1  Nonqualified  Unit  Option  Plan  of FFP  Partners, L.P. {1}
      10.2  Form of Ground Lease with affiliated companies. {1}
      10.3  Form of Building Lease with affiliated companies. {1}
      10.4  Form of  Agreement  with Product  Supply  Services, Inc. {1}
      10.5 First Amendment to Loan and Security Agreement between FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Marketing Company, Inc. and HSBC Business Loans, Inc., dated March 12, 1999, effective as of June 30, 1998 {2}
      10.6  FFP Marketing Company. Inc. Stock Option Plan. {2}
      10.7 Form of 44 Secured Promissory Notes executed by FFP Operating Partners, L.P. payable to Franchise Mortgage Acceptance Company, dated June 30, 1998, related to refinancing of 44 convenience stores. {2}
      21.1  Subsidiaries of the Registrant.  {2}
      23.1  Consent of Independent Auditor. {2}
      27    Financial Data Schedule. {2}
---------------
Notes  {1}  Incorporated by reference to the Company's Form 10-K (file number 1-13727) filed with Commission and effective on or about April 13, 1998.
       {2}  Included herewith.

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

Dated:  April 12, 1999                          FFP MARKETING COMPANY, INC.
                                                      (Registrant)


---------------------------------            By: /s/ John H. Harvison
                                                    John H. Harvison
                                                    Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 12, 1999.

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


/s/ Robert J. Byrnes                        President, Chief Operating Officer,
---------------------------------             and Director (Principal operating
Robert J. Byrnes                              officer)


/s/ Craig T. Scott                          Vice President-Finance, Secretary,
---------------------------------             Treasurer, and General Counsel
Craig T. Scott                                (Principal financial and
                                               accounting officer)


/s/ J. D. St. Clair                         Director
---------------------------------
J. D. St. Clair


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


                                            Director
---------------------------------
John W. Hughes


                                            Director
---------------------------------
Garland R. McDonald


/s/ John D. Harvison                        Director
---------------------------------
John D. Harvison


                                            Director
---------------------------------
E. Michael Gregory

 Item 8. Index to Financial Statements.


                                                                 Page
                                                                Number
Independent Auditors' Report                                     F-2
Consolidated Balance Sheets as of December 27, 1998 and          F-3
  December 28, 1997
Consolidated Statements of Operations for the Years Ended        F-4
  December 27, 1998, December 28, 1997, and December 29,
  1996
Consolidated Statements of Stockholders' Equity/Partners'        F-5
  Capital for the Years Ended December 27, 1998, December
  28, 1997, and December 29, 1996
Consolidated Statements of Cash Flows for the Years Ended        F-6
  December 27, 1998, December 28, 1997, and December 29,
  1996
Notes to Consolidated Financial Statements                       F-8

                          Independent Auditors' Report



The Stockholders of
FFP Marketing Company, Inc.:

   We have audited the consolidated financial statements of FFP Marketing Company, Inc. (successor in interest to FFP Partners, L.P., a Delaware limited partnership) and its subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Marketing Company, Inc. and its subsidiaries as of December 27, 1998, and December 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1998, in conformity with generally accepted accounting principles.



                                            KPMG LLP


Fort Worth, Texas
March 30, 1999, except as to
the third paragraph of Note 5,
which is as of  April 12, 1999

                   FFP Marketing Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     December 27, 1998, and December 28, 1997
                     (In thousands, except share information)


                                                       1998     1997
                       ASSETS
Current assets
   Cash and cash equivalents                           $9,537   $9,389
   Trade  receivables, less allowance for doubtful
      accounts of $758 and $809 in 1998 and 1997,
      respectively                                     11,901   10,732
   Notes receivable, current portion                    1,078      737
   Notes receivable from affiliates, current portion    1,923      426
   Inventories                                         15,439   15,820
   Deferred tax asset, net                              2,334      370
   Prepaid expenses and other current assets            1,386      707
      Total current assets                             43,598   38,181
Property and equipment, net                            33,602   32,095
Notes receivable from affiliates,  excluding  current
  portion                                              13,058        0
Other assets, net                                       6,782    5,054
      Total assets                                    $97,040  $75,330

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current installments of long-term debt              $1,959   $1,208
   Current  installments of obligations under capital
      leases                                              401      917
   Accounts payable                                    16,254   15,319
   Money orders payable                                15,190   11,299
   Accrued expenses                                    14,351    9,623
      Total current liabilities                        48,155   38,366
Long-term debt, excluding current installments         18,421   21,465
Obligations  under capital leases,  excluding current
  installments                                            955    3,110
Deferred income taxes                                   4,913    3,259
Other liabilities                                       2,824    2,866
      Total liabilities                                75,268   69,066
Commitments and contingencies
Stockholders' equity
  Preferred  stock  ($0.01  par  value; 1,000,000
     shares authorized; no shares issued and outstanding)   0        0
  Common stock ($0.01 par value;  9,000,000 shares
     authorized; 3,818,747 and  3,779,415 shares
     issued and outstanding in 1998 and 1997,
     respectively)                                     22,235   22,202
  Accumulated deficit                                    (463)       0
  Reduction in equity for joint debt obligations            0  (15,938)
      Total stockholders' equity                       21,772    6,264
      Total liabilities and stockholders' equity      $97,040  $75,330

      See accompanying Notes to Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
      Years Ended December 27, 1998, December 28, 1997 and December 29, 1996
                   (In thousands, except per share information)



                                               1998        1997       1996
Revenues
   Motor fuel                                $311,526   $311,495   $321,814
   Merchandise                                 94,629     61,652     60,579
   Miscellaneous                                9,719      6,267      7,759
      Total revenues                          415,874    379,414    390,152

Costs and expenses
   Cost of motor fuel                         284,610    289,793    301,142
   Cost of merchandise                         65,182     42,913     42,758
   Direct store expenses                       44,154     28,241     27,062
   General and administrative expenses         15,831     12,113     11,506
   Depreciation and amortization                5,636      5,488      3,951
      Total costs and expenses                415,413    378,548    386,419

Operating income                                  461        866      3,733
   Interest income                                693         36          0
   Interest expense                             1,861      1,678      1,246
Income/(loss) before income taxes                (707)      (776)     2,487

   Income tax expense/(benefit)                  (244)      (892)     2,646
Net income/(loss)                               $(463)      $116      $(159)

Net income/(loss) per share
   Basic                                       $(0.12)     $0.03     $(0.04)
   Diluted                                      (0.12)      0.03      (0.04)

Weighted  average number of common shares outstanding
    Basic                                       3,784      3,779      3,759
    Diluted                                     3,784      3,802      3,759

Pro forma  information  (unaudited) (note 10)
    Historical income/(loss) before taxes           -     $(776)     $2,487
    Pro forma income tax expense/(benefit)          -      (287)        920
Pro forma net income/(loss)                         -     $(489)     $1,567

Pro forma net income/(loss) per share               -
    Basic                                           -    $(0.13)      $0.42
    Diluted                                               (0.13)       0.41

        See accompanying Notes to Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
        Consolidated Statements of Stockholders' Equity/Partners' Capital Years Ended December 27, 1998, December 28, 1997, and December 29, 1996
                  (In thousands, except share/unit information)

                                        Joint
                       Common   Accum.  Debt  Limited  General Treasury
                        Stock  Deficit Oblig. Partners Partner  Units    Total


Balance, December 31,       $0      $0      $0 $25,713    $257  $(269)  $25,701
  1995

Exercise of unit             0       0       0     139       2      0       141
  options

Distributions to  partners
    ($0.415 per Class A and
    Class B Unit)            0       0       0  (1,530)    (15)     0    (1,545)

Net income/(loss)            0       0       0    (157)     (2)     0      (159)

Balance, December 29,
   1996                      0       0       0  24,165     242   (269)   24,138


Net income/(loss)            0       0       0     115       1      0       116

Net assets distributed
  in restructuring
  transaction           22,202       0       0 (24,280)   (243)   269    (2,052)

Reduction of equity
  resulting from
  reporting of joint
  debt obligations
  in restructuring           0       0 (15,938)      0       0      0   (15,938)

Balance, December 28,
  1997                  22,202       0 (15,938)      0       0      0     6,264

Net income/(loss)            0    (463)       0      0       0      0      (463)

Distribution of amount
  owed for  prior year     (70)       0       0      0       0      0       (70)

Increase   in   equity
  resulting from
  restructuring joint
    debt obligations         0       0  15,938       0       0      0    15,938

Exercise of stock          103       0       0       0       0      0       103
  options

Balance, December 27,
  1998                 $22,235   $(463)     $0      $0      $0     $0   $21,772

           See accompanying Notes to Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
     Years Ended December 27, 1998, December 28, 1997, and December 29, 1996
                 (In thousands, except supplemental information)

                                                    1998     1997     1996
Cash Flows from Operating Activities
   Net income/(loss)                               $(463)    $116    $(159)
   Adjustments to reconcile net
     income/(loss) to net cash
     provided by operating activities
      Depreciation and amortization                5,636    5,488    3,950
      Provision for doubtful accounts              1,916      199      327
      Provision/(benefit)for deferred
        income taxes                                (310)    (892)   2,466
      (Gain)/loss  on sales of  property  and
        equipment                                     96     (254)     (21)
      Gain  on  sales  of  convenience  store
        operations                                  (445)     (30)  (1,778)
      Minority  interest  in  net  income  of
        subsidiaries                                   0        0       32
   Changes in operating assets and liabilities
      Increase in trade receivables               (3,085)    (628)  (1,190)
      (Increase)/decrease in inventories             381   (3,331)  (1,229)
      (Increase)/decrease in prepaid expenses and
          other operating assets                    (679)    (298)     223
      Increase in accounts payable                   935    1,169    1,120
      Increase in money orders payable             3,891    3,490    1,891
      Increase/(decrease) in accrued expenses
          and other liabilities                    4,686    3,067     (794)
Net cash provided by operating activities         12,559    8,096    5,018

Cash Flows from Investing Activities
   Purchases of property and equipment            (6,787) (17,410)  (9,517)
   Proceeds from sales of property and
      equipment                                       82    1,289       98
   Increase in notes receivables from
      affiliates                                 (14,555)       0        0
   Decrease in notes receivable                       12      846      540
   (Increase)/decrease in other assets            (2,170)     574     (332)
Net cash (used in) investing activities          (23,418) (14,701)  (9,211)

Cash Flows from Financing Activities
   Borrowings/(payments) on revolving
      credit line, net                                 0   (6,823)   2,820
   Proceeds from long-term debt                  589,841  122,884    4,000
   Payments on long-term debt                   (576,196)(109,563)  (2,033)
   Borrowings under capital lease obligations        311    2,522    1,923
   Payments on capital lease obligations          (2,982)  (1,270)    (975)
   Proceeds  from  exercise  of stock or unit
      options                                        103        0      141
   Distributions                                     (70)       0   (1,545)
Net cash provided by financing activities         11,007    7,750    4,331


Net increase in cash and cash equivalents            148    1,145      138
Cash and cash equivalents at beginning of
  year                                             9,389    8,244    8,106
Cash and cash equivalents at end of year          $9,537   $9,389   $8,244


Supplemental Disclosure of Cash Flow Information

   The Company paid cash for interest during 1998, 1997, and 1996 in the amount of $1,862,000, $1,917,000, and $1,097,000, respectively. Purchases of property and equipment in 1997 include capitalized interest of $148,000.

   The Company paid estimated quarterly federal income taxes of $125,000 in 1998. In prior years the Company was a partnership and paid no income taxes.

Supplemental Schedule of Noncash Investing and Financing Activities

   On December 28, 1997, in conjunction with the organizational restructuring of FFP Partners that included the formation of the Company, $196,000 of prepaid expenses and $18,143,000 of land and buildings were retained by FFP Partners, and $349,000 of common stock was issued to the general partner of FFP Partners. Also in connection with that 1997 restructuring, the Company recorded a reduction in stockholders' equity of $15,938,000 related to debt for which the Company and FFP Partners were jointly liable. On June 28, 1998, the Company restructured this debt, and the 1997 reduction of $15,938,000 to stockholders' equity was reversed. (Note 5)

   During 1996, the Company acquired fixed assets of $200,000 in exchange for notes payable.

           See accompanying Notes to Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
           December 27, 1998, December 28, 1997, and December 29, 1996


1.  Basis of Presentation

(a) Organization of Company

   FFP Marketing Company, Inc., a Texas corporation (the "Company"), was formed immediately prior to the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that restructuring, all of the assets and businesses of FFP Partners was transferred to the Company, except that FFP Partners retained the real estate previously used in its retail operations. Unless the context requires otherwise, references in these consolidated financial statements to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners. The net book value of the assets and liabilities retained by FFP Partners has been reflected as a distribution to FFP Partners in the accompanying consolidated statements of stockholders' equity/partners' capital. Accordingly, no gain or loss was recognized as a result of the restructuring.

   In the 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners.

   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at over 400 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). (See Note 16.)

   The Company conducts its operations through the following subsidiaries:

          Entity            Date Formed        Principal Activity

FFP Operating Partners,    December 1986      Operation of convenience
  L.P., a Delaware                              stores and other retail
  limited partnership                           outlets

Direct Fuels, L.P., a      December 1988      Operation of fuel terminal and
  Texas limited                                 wholesale fuel sales
  partnership

FFP Financial Services,    September          Sale of money order services
  L.P., a Delaware           1990               and supplies
  limited partnership

Practical Tank             September          Underground storage tank
  Management, Inc., a        1993               monitoring
  Texas corporation

FFP Transportation,        September          Ownership of tank trailers and
  L.L.C., a Texas limited    1994               other transportation
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

(c)  Reclassifications

   Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.


2.  Significant Accounting Policies

(a) Fiscal Years

   The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year which ends on the last Sunday of December. Accordingly, the fiscal years ended December 27, 1998, December 28, 1997, and December 29, 1996, each consisted of 52 weeks. Year end data in these notes is as of the respective dates above.

(b) Cash Equivalents

   The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)  Notes Receivable

   The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At year end 1998 and 1997, no notes receivable were determined to be impaired.

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

(e) Property and Equipment

   Property and equipment are stated at cost. Equipment acquired under capital leases is stated at the present value of the initial minimum lease payments, which is not in excess of the fair value of the equipment. Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the respective assets, which range from three to 20 years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term, including option periods, or the estimated useful lives of the respective assets.

(f)  Investments

   Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method and are included in other assets, on a net basis, in the accompanying consolidated balance sheets.

(g) Intangible Assets

   In connection with the allocation of the purchase price of the assets acquired in 1987 upon the commencement of the Company's operations, $1,093,000 was allocated as the future benefit of real estate leased from affiliates of its former general partner. The future benefit of these leases is being amortized using the straight-line method over 20 years, the term including option periods of such leases.

   At year end 1998 and 1997, goodwill of $1,524,000 is being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved.

(h) Sales of Convenience Store Operations

   In 1998 and in past years the Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 11%. Summary information about these sales is as follows:

                                                         Gains
                                                  -----------------------
               Number           Notes      Total                 Deferred
                Sold    Cash  Receivable Proceeds Recognized  (at year-end)

                            (In thousands, except number sold)

      1998        9     $312     $683      $995       $445         $265
      1997        2       66      201       267         30           50
      1996       18      816    1,561     2,377      1,778          250

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

   Under these sales, the Company generally retains the real estate or leasehold interests and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company usually retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements.

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

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1, was adopted by the Company on December 29, 1997, and requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of remediation liabilities. Such accounting was consistent with the Company's prior method of accounting for environmental remediation costs; therefore, adoption of SOP 96-1 in 1997 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(j) Motor Fuel Taxes

   In 1998, 1997, and 1996, motor fuel revenues and related cost of motor fuel include federal and state excise taxes of $116,880,000, $99,911,000, and $105,718,000, respectively.

(k) Exchanges

   The Company uses the exchange method of accounting for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (Note 11) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1998 and 1997 were $375,000 and $994,000, respectively.

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

   Under the Revenue Act of 1987, the Company qualified as a publicly-traded partnership until the end of its 1997 fiscal year. Accordingly, the taxable income or loss of the Company was includable in the income tax returns of the individual partners, and no provision for income taxes was made in the accompanying consolidated financial statements, except for applying the provisions of SFAS No. 109 "Accounting for Income Taxes."

   The businesses and activities retained by FFP Partners in connection with its December 1997 restructuring permit it to continue to be treated as a partnership for income tax purposes. However, in connection with the restructuring, FFP Marketing Company, Inc. was organized as a corporation. Accordingly, income tax expense or benefit is recorded in its consolidated financial statements for 1998.

(m)  Fair Value of Financial Instruments

   The carrying amounts of cash, receivables, amounts due under revolving credit line, and money orders payable approximate fair value because of the short maturity of those instruments. The carrying amount of notes receivable and notes receivable from affiliates approximates fair value, which is determined by discounting expected future cash flows at current rates.

   The carrying amount of long-term debt approximates fair value because the interest rate on $9,169,000 of such obligations varies with the prime rate and the fixed rate on the remainder of the long-term obligations, all of which were incurred in 1998, is not materially different from the current rates available to the Company.

(n)  Common Stock

   Prior to the December 1997 restructuring of FFP Partners, the capital of the Company consisted of partnership interests. These interests were converted into common stock in connection with the restructuring. The average number of shares shown as outstanding on the statement of operations have been adjusted to reflect the number of common shares that would have been outstanding had the restructuring occurred at the beginning of the earliest year presented giving effect to the shares that would have been issued to the general partner. Treasury units (64,778 units, at cost) previously held by the Company were retired in 1997 in conjunction with the restructuring.

(o) Income/(Loss) per Share

   Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the year. Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At December 27, 1998, outstanding options to acquire 231,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income/(loss) per share computations for 1998, 1997, and 1996 follows:

                                                 1998   1997    1996
                                                   (In thousands)
    Weighted average number of common shares
        outstanding                              3,784   3,779  3,759
    Effect of dilutive options                       0      23      0
    Weighted average number of common shares
        outstanding, assuming dilution           3,784   3,802  3,759

(p) Dividends/Distributions to Partners

   Prior to the December 1997 restructuring of FFP Partners, distributions to partners represented a return of capital and were allocated pro rata to the general partner and holders of the Company's limited partnership interests. Because the Company is now a corporation, distributions to shareholders that may be made in the future, if any, will usually be dividends.

(q) Employee Benefit Plan

   The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 1998, 1997, or 1996.


(r)  Use of Estimates

   The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(s)  Stock Option Plan

   The Company accounts for its outstanding stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant of the option exceeds the exercise price of the option. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected the second alternative (see Note 9).

(t)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(u)  Revenue Recognition

   The Company recognizes revenue related to motor fuel and merchandise sales at the time of the sale.


(j)  Reporting of Comprehensive Income

   As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income/(loss) and all revenues, expenses, gains, and losses that are recorded directly to equity. Because the Company does not have any such items that are recorded directly to equity, comprehensive income/(loss) and net income/(loss) are identical. Accordingly, the adoption of SFAS No. 130 has no effect on the Company's consolidated financial statements.


3.  Property and Equipment

   Property and equipment consists of the following:
                                                          1998       1997
                                                          (In thousands)
Land                                                     $1,376     $1,224
Buildings and leasehold improvements                      9,462      7,992
Machinery and equipment                                  56,051     51,209
Construction in progress                                    292        286
                                                         67,181     60,711
Accumulated depreciation and amortization               (33,579)   (28,616)
                                                        $33,602    $32,095


   In connection with the December 1997 restructuring of FFP Partners, all of the land and buildings previously used in the Company's retail operations were retained by FFP Partners. At December 27, 1998, the Company had a carrying value of $7,301,000 in a motor fuel terminal and processing facility. The recoverability of this carrying value is dependent on the Company's implementation of a new business plan for this operation. The inability of the Company to execute its business plan, some aspects of which are beyond its control, could change the Company's estimate that it will recover the carrying value of these fixed assets in the near future.


4.  Other Assets

   Other assets consist of the following:

                                               1998    1997
                                             (In thousands)
     Intangible Assets (Note 2g)
        Ground leases                         $1,093  $1,093
        Goodwill                               1,524   1,524
        Other                                  3,558   2,284
                                               6,175   4,901
        Accumulated amortization              (3,341) (2,570)
                                               2,834   2,331
     Notes receivable                          1,386   1,294
     Environmental remediation reimbursement
         claims                                1,297   1,052
     Investments   in  joint   ventures  and
       other entities                            210       0
     Other                                     1,055     377
                                              $6,782  $5,054

5.  Notes Payable and Long-Term Debt

   Effective June 1998, the Company, the Company's primary bank lender and FFP Partners reached an agreement to restructure the revolving credit facility and term loan due to the lender. In connection with the restructuring of FFP Partners in December 1997, both the Company and FFP Partners retained the liability for this debt as both entities were primary obligors on the loans. In accordance with the June 1998 agreement, the lender made a loan to the Company, the Company made a loan to FFP Partners, and FFP Partners repaid the balance of its debt to the lender, all of which was done effective on June 28, 1998. This transaction included the execution of a promissory note by FFP Partners payable to the Company in the amount of $14,773,000 (the then current balance on the debt due to the lender), which was recorded by the Company as a note receivable from affiliate, and FFP Partners was released by the lender from all obligations under the Loan and Security Agreement. As a result of the June 1998 transaction, joint liability no longer exists on the debt obligations to the lender, and the 1997 reduction of $15,938,000 to the Company's stockholders' equity for such liability was removed. At December 27, 1998, the Company was indebted to the lender in the amount of $9,169,000, and owned a promissory note from FFP Partners with an unpaid principal balance of $14,201,000.

   The interest rate and repayment terms of the Company's loan to FFP Partners mirror such terms of the Company's debt to the lender, including a maturity date of November 2000. The revised agreement with the lender also required that the loan be secured by real estate owned by FFP Partners, which was pledged to the Company and then also pledged by the Company to the lender as additional collateral on the Company's debt to the lender. FFP Partners make monthly principal payments to the Company of $95,000 plus accrued interest on the unpaid balance at a rate equal to the bank's prime rate. All proceeds received by the Company from its loan to FFP Partners are required to be applied to the balance of the Company's debt to the lender.

   The Company's bank revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time limited to a borrowing base equal to 85% of the Company's trade receivables plus 50% of the Company's inventories. On December 27, 1998, the Company's borrowing base was $12,383,000. The revolving credit facility and a term loan in the original principal amount of $8,000,000 executed in October 1997 both bear interest at the lender's prime rate (7.75% at the end of 1998), payable monthly. The term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. At December 27, 1998, the total amount outstanding under the revolving line was $2,407,000, and the term loan had an outstanding balance of $6,762,000. The loans are subject to a Loan and Security Agreement dated in October 1997, and amended as of June 1998, between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous restrictive covenants including, but not limited to, financial covenants relating to the maintenance of a specified minimum tangible net worth, a maximum debt to tangible net worth ratio, and a minimum cash flow coverage ratio, all as defined in the agreement. As of year end 1998, the Company was not in compliance with certain requirements under the loan agreement for the principal reason that the assets and operations of FFP Partners are no longer included in the financial covenant calculations. The lender has waived declaring a default due to such noncompliance and amended the applicable restrictive covenants to place the Company in compliance subsequent to December 27, 1998. The loans under the agreement are secured by the Company's trade accounts receivable, its inventories and equipment not otherwise encumbered, a negative pledge of its other assets, and a collateral assignment of the Company's note receivable and deed of trust lien against the real properties of FFP Partners.

   In April 1998 the Company executed a note in the original principal amount of $2,076,000 to refinance a prior capital lease obligation. The note bears interest at 8.93% per annum and has a maturity date in April 2003. The debt requires monthly principal and interest payments of $43,000 and is secured by various equipment acquired through the original capital lease obligation. At December 27, 1998, $1,850,000 remained outstanding on the loan.

   In June 1998 the Company refinanced a loan with an original principal amount of $6,735,000 incurred in connection with its December 1997 acquisition of 94 convenience stores. The refinancing is comprised of 44 loans in the original principal amount of $9,420,000 and bears interest at 8.66% per annum. The loans will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. The loans are secured by the Company's assets at 44 of the 94 convenience stores acquired in 1997. At December 27, 1998, $9,253,000 remained outstanding on these loans.

   The aggregate fixed maturities of long-term debt for each of the five years subsequent to 1998 are as follows:

                                   (In thousands)
            1999                        $1,959
            2000                         8,916
            2001                           971
            2002                         1,061
            2003                           777
            Thereafter                   6,696
                                       $20,380

6.  Capital Leases

   The Company is obligated under noncancelable capital leases beginning to expire in 1999. The gross amount of the assets covered by these capital leases that are included in property and equipment in the accompanying consolidated balance sheets is as follows:

                                              1998     1997
                                              (In thousands)

    Fixtures and equipment                    $2,001  $6,565
    Accumulated amortization                    (363) (1,641)
                                              $1,638  $4,924

   In 1998 the Company replaced a prior capital lease obligation with financing from a lending institution in the original principal amount of $2,076,000. The assets related to those capital leases had a net book value of $1,509,000 at the time of the refinancing (see Note 5).

   The amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1998 are:

                                                     (In thousands)
 1999                                                     $501
 2000                                                      426
 2001                                                      376
 2002                                                      237
 2003                                                       32
 Thereafter                                                  0
 Total minimum lease payments                            1,572
    Amount representing interest                          (216)
 Present value of future minimum lease payments          1,356
    Current installments                                  (401)
 Obligations   under   capital   leases,   excluding
  current installments                                    $955

7.  Operating Leases

   The Company operates all of its convenience stores and truck stops under long-term operating leases. A significant portion of those leases are with related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. Minimum future rental payments (including bargain renewal periods) and sublease receipts for years after 1998 are as follows:

                           Future Rental Payments   Future
                     Related                        Sublease
                     Parties     Others   Total     Receipts
                                  (In thousands)

     1999              $3,490    $3,074   $6,564    $1,193
     2000               3,406     2,996    6,402       862
     2001               3,323     2,862    6,185       517
     2002               2,455     2,750    5,205       279
     2003                 395     2,552    2,947       105
     Thereafter         1,334    25,708   27,042        17
                      $14,403   $39,942  $54,345    $2,973

   Total rental expense and sublease income in 1998, 1997, and 1996 were as follows:

                              Rent Expense
                     -----------------------
                     Related                  Sublease
                     Parties  Others   Total   Income
                               (In thousands)

     1998              $3,566  $3,231  $6,797  $1,521
     1997                 915     922   1,837   1,370
     1996                 727     742   1,469   1,154

8.  Accrued Expenses

   Accrued expenses in 1998 and 1997 consist of the following:

                                                   1998    1997
                                                  (In thousands)

    Motor fuel taxes payable                       $9,688  $5,979
    Accrued payroll and related expenses            1,084     964
    Other                                           3,579   2,680
                                                  $14,351  $9,623

9.  Stock Option Plan and Nonqualified Unit Option Plan

   The Company's Board of Directors adopted a Stock Option Plan in 1998 to provide an incentive for its employees to remain in the service of the Company and to encourage them to apply their best efforts for the benefit of the Company. The plan will become null and void if it is not approved by a majority of the Company's shareholders at a meeting held on or before July 16, 1999. The plan provides for the granting of stock options to employees for the purchase of shares of the Company's common stock, but subject to a maximum of 1,000,000 shares under the plan for all employees. The exercise price of options is determined by the Board of Directors but may not be less than the fair market value of the shares, defined as 100% of the last reported sales price of the Company's common stock on the last business day prior to the date of the grant, except for employees owning more than 10% of the common stock, for whom the exercise price may not be less than 110% of the fair market value. The plan provides that a stock option agreement shall be entered into between the Company and any employee granted options, which shall set forth a vesting schedule, time period for exercising options, and other provisions regarding the grant of options under the plan.

   Prior to 1998, FFP Partners maintained a Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees that authorized the grant of options to purchase up to 450,000 and 100,000 Class A Units of FFP Partners, respectively.

   The exercise price of each option granted under the unit option plans was determined by the Board of Directors but could not be less than the fair market value of the underlying units on the date of grant. All options to acquire Class A Units of FFP Partners that were outstanding at the completion of the December 1997 restructuring were divided into separate options to purchase Class A Units of FFP Partners and a like number of the Company's common shares, and the exercise price for the existing FFP Partners unit options was allocated among the two new options in proportion to the closing prices on the American Stock Exchange of FFP Partners Class A Units and the Company's common shares. The original and adjusted exercise prices of the options outstanding at year end 1998 under the Non-Qualified Plans ("NQ") and the Stock Option Plan ("ISO") are as follows:

                          Original  Adjusted
     Issue                Exercise  Exercise     Options     Options
     Date        Type     Price     Price      Outstanding Exercisable

                                    Price
November 1992     NQ     $3.7500    $2.5388       138,333     138,333
April 1995        NQ      4.3130     4.0620        25,000      25,000
September 1995    NQ      6.0000      4.7390       25,000      25,000
February 1997     NQ      7.0000     2.9196        13,334           0
July 1998         ISO     4.5000     4.5000        30,000           0
                                                  231,667     188,333

   All outstanding options at year end 1998 were granted to be exercisable with respect to one-third of the shares covered thereby on each of the anniversary dates of their respective grants and will expire ten years from the date of grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable.

   A summary of activity under the stock option plan and the unit option plans for 1998, 1997, and 1996 follows:

                                                               Weighted
                                                    Exercise   Average
                                          Class A    Price     Exercise
                                           Units     Range       Price

Non-Qualified Plan Before Restructuring

Options outstanding, December 31, 1995    260,664  $3.75-7.00    $4.28
    Options granted during year                 0
    Options expired or terminated
         during year                       (1,333)    3.75        3.75
    Options exercised during year         (37,332)    3.75        3.75
Options outstanding, December 29, 1996    221,999  $3.75-7.00    $4.37
    Options granted during year            20,000     4.31        4.31
    Options expired or terminated
         during year                            0
    Options exercised during year               0
Options exercisable, December 28, 1997    241,999  $3.75-7.00    $4.37


Stock Option Plan and Non-Qualified Plan After Restructuring

Options outstanding, December 28, 1997    241,999  $2.54-4.74    $2.92
    Options granted during year            30,000      4.50       4.50
    Options expired or terminated
        during year                        (1,000)     2.54       2.54
    Options exercised during year         (39,332)  2.54-2.92     2.62
Options outstanding, December 27, 1998    231,667  $2.54-4.74    $3.22

Options exercisable, December 27, 1998    188,333  $2.54-4.74    $3.03

   All outstanding options at year end 1998 were originally issued with a 10 year life and have a weighted-average remaining contractual life of 4.8 years.

   The per share weighted-average fair value of options granted in 1998, 1997, and 1996, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                           Underlying Assumptions
                   ----------------------------------------------------------

                    Estimated            Risk-Free              Expected
 Year                 Fair     Dividend  Interest    Expected    Option
Granted              Value      Yield      Rate      Volatility    Life

1998                 $3.82      0.0%       6.00%        68%      7 years
1997                  2.81      0.0%       6.40%        58%      7 years
1996                  0.00      0.0%       0.00%         0%        0

   The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                    1998       1997       1996
                   (In thousands, except per share or per unit information) Net income/(loss)
   As reported                       $(463)       $116      $(159)
   Pro forma                          (510)         53       (203)
Net income/(loss) per share
   As reported
      Basic                         $(0.12)      $0.03     $(0.04)
      Diluted                        (0.12)       0.03      (0.04)
   Pro forma
      Basic                          (0.13)       0.01      (0.05)
      Diluted                        (0.13)       0.01      (0.05)

   Pro forma net income/(loss) reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income/(loss) amounts presented above because compensation cost for options granted prior to 1995 is not considered.

10.  Income Taxes

   Congress passed legislation in 1996 clarifying that certain buildings used in connection with the retail sale of motor fuel qualified for a substantially shorter depreciable life for tax purposes than was previously being utilized by the Company. In January 1997, the Internal Revenue Service issued a notice explaining how the tax deduction related to the change in the depreciable lives on these assets should be determined. As a result, the Company deducted in 1996 the difference between the tax depreciation previously recorded and the depreciation available using the shorter life and recognized an additional deferred income tax provision of $2,089,000 in the fourth quarter 1996 related to this temporary difference. The current tax benefit of this deduction was allocated to the Company's unitholders, but the deferred tax expense associated with the acceleration of this deduction for tax purposes was reflected in the Company's 1996 consolidated statement of operations. In connection with the December 1997 restructuring of FFP Partners, the buildings which gave rise to this additional deferred income tax provision were retained by FFP Partners. As a result, ownership of the buildings was continued in a partnership format, and the deferred taxes attributable to the real estate assets were reversed in the fourth quarter 1997.

   At December 27, 1998, the Company has a net operating loss carryforward for income tax purposes 0f $5,449,000, which will expire in 2018 if not used.

   The Company's income tax expense/(benefit) for 1998, 1997, and 1996 consists of the following:

                                            1998       1997      1996
                                                (in thousands)
Current federal income tax expense           $0         $0         $0
Current state income tax expense             66          0          0
                                             66          0          0
Deferred income tax expense/(benefit)      (310)      (892)      2,646
Income tax expense/(benefit)              $(244)     $(892)     $2,646


   The Company's income tax expense/(benefit) is different from the amount computed by applying the federal income tax rate of 34% to the Company's loss before income taxes for 1998. The reasons for the difference are illustrated in the following table:

                                                       1998
                                                  (in thousands)
Income tax expense/(benefit) at statutory rate        $(240)
State income tax, net of federal benefit                 44
Amortization of goodwill                                 25
Meals and entertainment                                  22
State  tax rate  change at  beginning  of year          (66)
Other, net                                              (29)
Total income tax expense/(benefit)                    $(244)

Effective tax rate for 1998                            34.5%

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at year end 1998 and 1997 are presented below.

                                                         1998      1997
                                                        (In thousands)

  Deferred tax assets:
    Accounts receivable, principally due to allowance
        for doubtful accounts                             $280      $308
    Accrued expenses, principally due to accruals for
        financial reporting purposes                       244       238
    Net operating loss carryforward                      2,016         0
    Other, net                                              82      (176)
           Total deferred tax assets, net               $2,622      $370

  Deferred tax liabilities:
    Property and equipment, principally due to basis
         differences  and differences in
         depreciation                                  $(3,956)  $(2,763)
    Notes receivable,  principally due to basis
      differences                                         (681)        0
      Other, net                                          (564)     (496)
   Total deferred tax liabilities                      $(5,201)  $(3,259)

   In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of deferred tax liabilities over the period in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.

   The Company has provided unaudited pro forma information for 1997 and 1996 in the consolidated statement of operations as if the Company had been a taxable corporation for those periods. The unaudited pro forma income tax expense/(benefit) includes the actual deferred income tax expense/(benefit) recorded by the Company in 1997 and 1996 of $(892,000) and $2,646,000, respectively. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results if the Company had been a taxable entity in prior years or of future results of operation.


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

                                        (In thousands)
          1998                               $169
          1997                                430
          1996                                363


   Open positions under futures and forward contracts were not significant at year end 1998 and 1997.

12.  Related Party Transactions

   The Company's chief executive officer, vice president-finance, secretary, treasurer, general counsel and chief financial officer hold similar positions with the sole general partner of FFP Partners. In addition, entities owned directly or indirectly by the Company's chief executive officer, members of his immediate family, and other members of the senior management of the Company have in the past, and intend to do so in the future, engaged in transactions with the Company. Such related parties believe that such transactions have been fair and reasonable to the Company and on terms no less favorable to the Company than could be obtained from an unaffiliated party in an arms' length transaction.

   The Company leases real property for some of its retail outlets from FFP Partners. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. Since these leases became effective concurrently with the close of 1997, no lease payments were made by the Company during its 1997 year. The Company paid $2,628,000 in lease payments to FFP Partners for these properties during 1998.

   The Company also leases real property for some of its retail outlets and some administrative and executive office facilities from various other entities affiliated with the senior management of the Company. During 1998, 1997, and 1996, the Company paid $959,000, $915,000, and $727,000, respectively, to such entities with respect to these leases. The Company's management believes the leases with these affiliates are on terms that are more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties.

   Prior to the December 1997 restructuring of FFP Partners, the Company reimbursed the general partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. These expenses were $763,000 and $745,000 in 1997 and 1996, respectively.

   The Company is not licensed to sell alcoholic beverages in Texas. In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1992, the agreement was amended to extend the term for five years commencing on the date of amendment. In 1998, 1997 and 1996, the sales recorded by the affiliated company under this agreement were $12,143,000, $8,330,000, and $8,240,000, respectively. The Company received $2,117,000,
$1,355,000,  and  $1,265,000 in 1998,  1997,  and 1996,  respectively,  in rent, management fees, and interest, and such amounts are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $121,000, $83,000, and $82,000 in 1998, 1997, and 1996, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $780,000 and $426,000 at year end 1998 and 1997, respectively.

   The Company purchases certain goods and services (including automobiles, office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $563,000, $471,000, and $359,000 for 1998, 1997, and 1996, respectively.

   As a part of its merchandise sales activities, the Company supplies its private label cigarettes on a wholesale basis to other retailers who do not operate outlets in its trade areas and pays them rebates based on the volume of cigarettes purchased. In 1996, the Company paid rebates of $14,000 to a company on whose board of directors one of the Company's executive officers serves. The amount of rebates paid to this company was calculated in the same manner as the rebates paid to non-related companies.

   In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by an affiliated party and members of his family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company maintains with other unrelated parties. In 1998, 1997, and 1996, the Company paid commissions to this affiliated company related to the sale of motor fuel at these locations of $318,000, $323,000, and $277,000, respectively.

   During 1996, the Company charged to expense $611,000 to reimburse various related companies for legal fees that benefited the Company. The Company paid $225,000 of this amount in 1996 and the remaining $386,000 in 1997.


13.  Commitments and Contingencies

(a) Uninsured Liabilities

   The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

   The Company self-insures medical claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees. Such claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee. The Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $284,000, $295,000, and $271,000 in 1998, 1997, and 1996, respectively.

   The Company is covered for worker's compensation in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 1998 and 1997, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

   The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must have conformed to the new standards by December 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. At year end 1998 and 1997, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $918,000 and $644,000, respectively, in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of and $918,000 and $644,000 were recorded in 1998 and 1997, respectively, as the Company expects that such costs will be reimbursed by various environmental agencies. In 1995, the Company contracted with a third party to perform site assessments and remediation activities on 35 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

   During 1998, 1997, and 1996, environmental expenditures were $2,849,000, $1,665,000, and $2,019,000, respectively (including capital expenditures of $2,418,000, $1,267,000, and $1,456,000), in complying with environmental laws and regulations.

   The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,297,000 and $1,052,000 at year end 1998 and 1997, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs. Therefore, the Company's environmental costs in the future could increase.

(c) Other

   The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.


14.  Quarterly Operating Results (Unaudited)

   Quarterly results of operations for 1998, 1997, and 1996 were as follows:


                          First     Second   Third   Fourth     Full
                         Quarter   Quarter  Quarter  Quarter    Year
                            (In thousands, except per unit data)
1998
Total revenues             101,243  112,569  104,437  97,625   415,874
Total margin                15,860   16,688   17,989  15,545    66,082
Net income/(loss)              336     (203)     613  (1,209)    (463)
Net  income/(loss)per share
    Basic                    $0.09   $(0.05)   $0.16  $(0.32)  $(0.12)
    Diluted                  $0.09   $(0.05)   $0.16  $(o.32)  $(0.12)

1997
Total revenues             $92,682  $99,332  $96,059 $91,341   379,414
Total margin                 9,979   11,951   11,734  13,044    46,708
Net income/(loss)           (1,262)     340     (375)  1,413       116
Net income/(loss) per share
    Basic                  $(0.33)    $0.09   $(0.10)  $0.38     $0.03
    Diluted                 (0.33)     0.09    (0.10)   0.38      0.03

1996
Total revenues             $94,391 $105,092  $94,298 $96,371  $390,152
Total margin                10,989   13,473   11,407  10,383    46,252
Net income/(loss)             (169)   2,030      564  (2,584)     (159)
Net income/(loss)per share
    Basic                   $(0.05)   $0.54    $0.15  $(0.68)   $(0.04)
    Diluted                  (0.05)    0.53     0.15   (0.68)    (0.04)


15.  Valuation and Qualifying Accounts

   The table below sets forth the beginning and ending balances, with additions and deductions, for the Company's allowance for doubtful trade receivables for year end 1998, 1997, and 1996:


                               Balance  Additions   Charge    Balance
                                  at                 offs,     at End
                              Beginning Charged     net of       of
                              of Period Expense    recoveries  Period

                                        (in thousands)

Allowances for doubtful accounts
    for trade receivables
              1998                 $809   $1,916    $1,967     $758
              1997                 $883     $199      $273     $809
              1996               $1,045     $327      $489     $883


16.  Financial Information by Segment

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in the current year for reporting information about the Company's operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibility. There are no major distinctions in geographical areas served or customer types. The following table sets forth certain information about each segment's financial information in 1998, 1997, and 1996:

                                Retail and   Terminal
                                 Wholesale  Operations Eliminations Consolidated
                                               (In thousands)
1998
Revenues from external sources    $414,625      $1,249         $0      $415,874
Revenues from other segment              0       3,602     (3,602)            0
Depreciation and amortization        5,125         511          0         5,636
Interest income                      1,406           0       (713)          693
Interest expense                     1,861         713       (713)        1,861
Income/(loss) before income taxes    1,301      (2,008)         0          (707)
Total assets                        89,739       7,301          0        97,040
Capital expenditures                 6,605         182          0         6,787

1997
Revenues from external sources    $379,064        $350         $0      $379,414
Revenues from other segment              0       2,174     (2,174)            0
Depreciation and amortization        5,194         294          0         5,488
Interest income                        427           0       (391)           36
Interest expense                     1,678         391       (391)        1,678
Income/(loss) before income taxes       42        (818)         0          (776)
Total assets                        67,844       7,486          0        75,330
Capital expenditures                14,247       3,163          0        17,410

1996
Revenues from external sources    $390,152          $0         $0      $390,152
Revenues from other segment              0           0          0             0
Depreciation and amortization        3,951           0          0         3,951
Interest income                         52          80       (132)            0
Interest expense                     1,326          52       (132)        1,246
Income/(loss) before income taxes    2,553         (66)         0         2,487
Total assets                        75,104       3,495          0        78,599
Capital expenditures                 6,023       3,494          0         9,517

17.    Subsequent Event

   In February 1999, the Company acquired the operations of 23 additional convenience stores and two additional truck stops. Eleven of these stores are located in San Antonio, Texas, and the remainder are located in smaller towns throughout the State of Texas. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest. The Company's purchase of those leasehold interests was financed with a third party lender consisting of four fully amortizing mortgage loans in the aggregate original principal amount of $1,012,000, maturity dates ranging from 86 to 180 months, interest accruing at 9.275% per annum, and aggregate payments of principal and interest of $13,000 per month. The real estate at 14 of the stores was purchased by FFP Partners and immediately leased to the Company under 20-year leases. The Company's rental payments under those leases equal $99,000 per month. The Company guaranteed the acquisition indebtedness of FFP Partners of $9,550,000, which amount is no greater than the Company's aggregate rental payments to FFP Partners over the initial 15-year period of the leases.