Form 10-K/A
period 1998-12-27
FFP MARKETING CO INC
filed 1999-04-20
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-K/A-1

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

       (3)  Exhibits.

       3.1  Articles  of  Incorporation of FFP Marketing
               Company, Inc. {1 - Ex. 3.1}
       3.2  Bylaws of FFP Marketing Company, Inc. {1 - Ex. 3.2}
      10.1  Nonqualified  Unit  Option  Plan  of FFP  Partners, L.P.
               {1 - Ex. 10.1}
      10.2  Form of Ground Lease with affiliated companies.
               {1 - Ex. 10.2}
      10.3  Form of Building Lease with affiliated companies.
               {1 - Ex. 10.3}
      10.4  Form of  Agreement  with Product  Supply  Services, Inc.
               {1 - Ex. 10.4}
      10.5 First Amendment to Loan and Security Agreement between FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Marketing Company, Inc. and HSBC Business Loans, Inc., dated March 12, 1999, effective as of June 30, 1998
               {2 - Exhibit 10.5}
      10.6  FFP Marketing Company. Inc. Stock Option Plan. {2 - Ex. 10.6}
      10.7 Form of 44 Secured Promissory Notes executed by FFP Operating Partners, L.P. payable to Franchise Mortgage Acceptance Company, dated June 30, 1998, related to refinancing of 44 convenience stores. {2 - Ex. 10.7}
      10.8 Form of Employment Agreement between FFP Partners Management Company, Inc. and certain executive officers dated April 23, 1989, as amended July 22, 1992. {3 - Ex. 10.5}
      10.9 Loan and Security Agreement between FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P. and HSBC Business Loans, Inc., dated October 31, 1997. {3 - Exhibit 10.6}
      10.10 Form of Lease Agreement with FFP Properties, L.P. {3 Ex. 10.7}
      10.11 Form of Building Lease Agreement with FFP Properties, L.P.
              {3 - Ex. 10.8}
      21.1  Subsidiaries of the Registrant. {2 - Ex. 21.1}
      23.1  Consent of Independent Auditor. {2 - Ex. 23.1}
      27.1  Financial Data Schedule. {2 - Ex. 27.1}
      99.1  Financial Statements of FPP Operating Partners, L.P., a wholly owned subsidiary of the Company. (These financial statements are being filed as an exhibit to facilitate compliance with certain state environmental regulatory requirements.) {4}
---------------
Notes  {1}  Included in the Company's Registration Statement on Form S-4
            (Registration No.333-41709) as an exhibit indicated and incorporated herein by reference.

       {2} Included as the indicated exhibit in the Compamy's Annual Rerport on Form 10-K for the fiscal year ended December 27, 1998, and incorporated herein by reference.

       {3} Included as the indicated exhibit in the Compamy's Annual Rerport on Form 10-K for the fiscal year ended December 28, 1997, and incorporated herein by reference.

       {4}  Included herewith.

   (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 1999                       FFP MARKETING COMPANY, INC.
                                                   (Registrant)

                                             By: /s/ Craig T. Scott
                                             -------------------------------
                                                 Craig T. Scott
                                                 Vice President - Finance