Form 10-Q
period 1999-03-28
FFP MARKETING CO INC
filed 1999-05-26
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended March 28, 1999, or

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




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of May 13, 1999)

                                    INDEX

                                                                Page
Part I

   Item 1.  Financial Statements                                  1
   Item 2. Management's Discussion and Analysis of Financial 7 Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About       13
            Market Risks
Part II

   Item 6.  Exhibits and Reports on Form 8-K                     13

Signatures                                                       14

                FFP Marketing Company, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In thousands)
                                 (Unaudited)
                                                      March 28,     December 27,
                                                         1999            1998
                     Assets

Current assets -
    Cash and cash equivalents                          $10,353          $9,537
    Trade receivables                                   15,923          11,901
    Notes receivable, current portion                      843           1,078
    Receivables from affiliates, current portion         2,161           1,923
    Inventories                                         19,058          15,439
    Deferred tax asset, net                              2,695           2,334
    Prepaid expenses and other                           1,787           1,386
        Total current assets                            52,820          43,598
Property and equipment, net                             40,035          33,602
Notes receivable from affiliates, excluding
    current portion                                     12,773          13,058
Other assets, net                                        5,992           6,782
        Total assets                                  $111,620         $97,040

      Liabilities and Stockholders' Equity

Current liabilities -
    Current installments of long-term debt              $1,936          $1,959
    Current installments of capital lease
         obligations                                       316             401
    Current installments of note payable
         to affiliate                                       99               0
    Accounts payable                                    18,578          16,254
    Due to affiliates                                      340               0
    Money orders payabl                                 15,851          15,190
    Accrued expenses                                    12,460          14,351
        Total current liabilities                       49,580          48,155
Long-term debt, excluding current installments          25,139          18,421
Capital lease obligations, excluding current
   installments                                          4,873             955
Note payable to affiliate, excluding current
   installments                                          2,573               0
Deferred income taxes                                    5,198           4,913
Other liabilities                                        2,675           2,824
        Total liabilities                               90,038          75,268

Stockholders' equity -
    Common stock ($0.01 par value)                      22,235          22,235
    Accumulated deficit                                   (653)           (463)
        Total stockholders' equity                      21,582          21,772

 Total liabilities and stockholders' equity           $111,620         $97,040


      See accompanying Notes to Condensed Consolidated Financial Statements.

                    FFP Marketing Company, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                                                        Three Months Ended
                                                       March 28,     March 29,
                                                         1999          1998
Revenues -
    Motor fuel                                         $72,687        $76,345
    Merchandise                                         25,758         22,579
    Miscellaneous                                        2,635          2,319
        Total revenues                                 101,080        101,243

Costs and expenses -
    Cost of motor fuel                                  66,386         69,867
    Cost of merchandise                                 17,780         15,516
    Direct store expenses                               11,552         10,666
    General and administrative expenses                  3,774          3,120
    Depreciation and amortization                        1,499          1,320
        Total costs and expenses                       100,991        100,489

Operating income                                            89            754
    Interest expense, net                                  356            201

Income/(loss) before income taxes                         (267)           553

    Income tax expense/(benefit) -
        Current                                              0             47
        Deferred                                           (77)           170
        Total                                              (77)           217

Net Income/(Loss)                                        $(190)          $336

Net income/(loss) per share -
    Basic                                               $(0.05)         $0.09
    Diluted                                              (0.05)          0.09

Weighted average number of common shares
outstanding -
    Basic                                                3,818          3,779
    Diluted                                              3,818          3,827



      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                        March 28,     March 29,
                                                          1999           1998
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(190)          $336
    Adjustments to reconcile net income/(loss) to
      to cash provided/(used) by operating activities -
           Depreciation and amortization                 1,499          1,321
           Deferred income tax expense/(benefit            (77)           170
           Net change in operating assets
                 and liabilities                        (3,012)           (68)
    Net cash provided/(used) by operating activities    (1,780)         1,759

Cash Flows from Investing Activities -
    Additions of property and equipment, net            (4,000)        (1,138)
    Net cash (used) by investing activities             (4,000)        (1,138)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                6,596           (208)
    Net cash provided/(used) by financing
        activities                                       6,596           (208)

Net increase in cash  and cash equivalents                 816            413

Cash and cash equivalents at beginning of period         9,537          9,389
Cash and cash equivalents at end of period             $10,353         $9,802



       See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                               March 28, 1999
                                 (Unaudited)


1.  Basis of Presentation

   The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Marketing Company, Inc., and its wholly owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Financial Services, L.P., Practical Tank Management, Inc., FFP Transportation, L.L.C., FFP Money Order Company, Inc., FFP Operating LLC, and Direct Fuels Management Company, Inc. These companies are collectively referred to as the "Company."

   The condensed consolidated balance sheet as of March 28, 1999, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 28, 1999, and March 29, 1998, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 28, 1999, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

   The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 28, 1999, and as discussed below.

2.  Notes Payable and Long-Term Debt

   The Company's bank revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time limited to a borrowing base equal to 85% of the Company's eligible trade receivables plus 50% of the Company's eligible inventories. On March 28, 1999, the Company's borrowing base was $11,956,000. The revolving credit facility and a term loan in the original principal amount of $8,000,000 executed in October 1997 both bear interest at the lender's prime rate (7.75% at the end of 1998), payable monthly. The term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. At March 28, 1999, the total amount outstanding under the revolving line was $8,580,000, and the term loan had an outstanding balance of $6,476,000. The loans are subject to a Loan and Security Agreement dated in October 1997, first amended as of June 28, 1998, and amended again as of December 27, 1998, between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous restrictive covenants including, but not limited to, financial covenants relating to the maintenance of a specified minimum tangible net worth, a maximum debt to tangible net worth ratio, and a minimum cash flow coverage ratio, all as defined in the agreement. The loans under the agreement are secured by the Company's trade accounts receivable, its inventories and equipment not otherwise encumbered, a negative pledge of its other assets, and a collateral assignment of the Company's note receivable from FFP Partners and its deed of trust lien against the real properties of FFP Partners.

   On February 26, 1999, the Company acquired the operations of an additional 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventories. The Company's purchase of those properties was financed with a third party lender consisting of four fully amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest accruing at 9.275% per annum, and aggregate payments of principal and interest of $13,000 per month. The land and building at 14 of the stores was purchased by FFP Partners and immediately leased to the Company under real estate leases classified as operating and capital leases, respectively, with a 15-year term. The operating leases for land provide for monthly payments aggregating $28,000, and the capital leases for buildings provide for monthly payments aggregating $71,000. These lease payments were negotiated between FFP Partners and the Company with a rate of return of approximately 14%. The requirements under generally accepted accounting principles in calculating the capital lease obligation for the buildings of $3,932,000 result in an implicit rate of approximately 20%. These real estate leases require the Company to pay all taxes, insurance, operating, and capital costs and provide for an increased rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, the Company purchased inventory and equipment from FFP Partners at the 14 locations in exchange for a $2,692,000 note payable. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   The Company guaranteed the acquisition indebtedness of FFP Partners of $9,550,000, because such was a condition to obtaining the operations of those 14 stores for the Company. The Company's projected lease payments to FFP Partners over the 15-year term of the leases will exceed the debt service costs of FFP Partners during such period.


3.  Income/(Loss) per Share

   Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the year. Diluted net income per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At March 28, 1999, outstanding options to acquire 231,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted income/(loss) per share calculations for the 1999 and 1998 periods follows:

                                                             1999     1998
                                                              In thousands

Weighted average number of common shares outstanding         3,818    3,779
Effect of dilutive options                                       0       48
Weighted average number of common shares outstanding,
     assuming dilution                                       3,818    3,827

4.  Operating Segments


   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in 1998 for reporting information about its operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the first quarters of 1999 and 1998:

                                   Retail
                                    and      Terminal
                                 Wholesale  Operations Eliminations Consolidated

                                            (In thousands)

First Quarter 1999
Revenues from external sources    $100,918      $162          $0      $101,080
Revenues from other segment              0     2,767      (2,767)            0
Depreciation and amortization        1,368       131           0         1,499
Income/(loss) before income taxes       12      (279)          0          (267)

First Quarter 1998
Revenues from external sources    $101,243        $0          $0      $101,243
Revenues from other segment              0       863        (863)            0
Depreciation and amortization        1,193       127           0         1,320
ncome/(loss) before income taxes       951      (398)          0           553

                   FFP Marketing Company, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
General

   FFP Marketing Company, Inc. was formed as a Texas corporation immediately prior to the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that restructuring, all of the assets and businesses of FFP Partners was transferred to the Company, except that FFP Partners retained the improved real property previously used in its retail operations. Unless the context requires otherwise, references herein to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of FFP Marketing Company, Inc.

   In the December 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners.

   The Company conducts its operations through the following subsidiaries:

           Entity             Date Formed        Principal Activity

FFP Operating Partners,      December 1986     Operation of convenience
L.P., a Delaware limited                       stores and other retail outlets
partnership

Direct Fuels, L.P., a Texas  December 1988     Operation of fuel terminal and
limited partnership                            wholesale fuel sales

FFP Financial Services,      September         Sale of money order services
L.P., a Delaware limited     1990              and supplies
partnership

Practical Tank Management,   September         Underground storage tank
Inc., a Texas corporation    1993              monitoring

FFP Transportation, L.L.C.,  September         Ownership of tank trailers and
a Texas limited liability    1994              other transportation equipment
company

FFP Money Order Company,     December 1996     Sale of money orders through
Inc., a Nevada corporation                     agents

   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at over 400 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations").



Results of Operations for First Quarter 1999 compared with First Quarter 1998


Fuel Sales and Margins

                                                 First     Quarter

                                                             Change  Change
                                           1999     1998     Amount  Percent
                                        (In thousands, except per gallon data)

Fuel sales                               $72,687  $76,345  $-3,658    -4.8%
Fuel margin                                6,301    6,478     -177    -2.7%
Gallons sold
   Retail                                 62,738   57,495    5,243     9.1%
   Wholesale                              22,717   19,843    2,874    14.5%
   Total                                  85,455   77,338    8,117    10.5%
Margin per gallon (cents)
   Retail                                    9.1     10.4     -1.3    12.5%
   Wholesale                                 1.8      2.3     -0.5   -21.7%

   The Company sold 85,455,000 gallons of motor fuel in the first quarter 1999, a 8,117,000 gallon increase (10.5%) over the volume of motor fuel sold in the comparable 1998 period. One factor causing the increase in gallons sold was sales of 1,488,000 gallons from 25 additional stores purchased on February 26, 1999. However, the industry-wide fluctuations in fuel prices that has continued into 1999 resulted in a decline of $3,658,000 (4.8%) in the Company's motor fuel revenues. Although motor fuel revenues and fuel margins per gallon declined during the first quarter of 1999, the Company's gross profit on motor fuel sales remained relatively flat when compared to the 1998 quarter. The retail fuel margin in the first quarter of 1999 was 9.1 cents per gallon as compared to 10.4 cents per gallon in the 1998 first quarter. Wholesale fuel sales, in gallons, increased by 14.5% in the first quarter 1999 over 1998, but the per gallon margin on the sales declined by 21.7% between the two periods.


Merchandise Sales and Margins

                                               First     Quarter

                                                             Change  Change
                                           1999     1998     Amount  Percent
                               (In thousands, except average weekly sales data)

Mdse sales                               $25,758  $22,579   $3,179    14.1%
Mdse margin                                7,978    7,063      915    13.0%
Margin percentage, convenience
   stores and truck stops                   31.0%    31.3%    -0.3%   -1.0%
Average weekly mdse sales per store:
   Convenience stores                    $10,137   $8,257   $1,880    22.8%
   Truck stops                            16,629   16,217      412     2.5%

   Merchandise sales increased by $3,179,000 (14.1%) in the first quarter 1999. A principal factor for that increase was an increase in the sales price of tobacco products and additional sales from the additional stores purchased on February 26, 1999. Merchandise gross profit increased by $915,000 (13.0%) as a result of the additional merchandise sales while maintaining approximately the same percentage margin.


Other Income and Expenses

   Miscellaneous income rose from $2,319,000 in the first quarter of 1998 to $2,635,000 in the first quarter of 1999, a 13.6% increase. As with fuel and merchandise volumes, the increase in miscellaneous revenues was impacted favorably by the purchase of 25 additional stores on February 26, 1999. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

   The $886,000 (8.3%) increase in direct store expenses also relates, in part, to the additional direct store costs associated with operating the 25 additional stores acquired in February 1999. General and administrative expenses increased $654,000 (21.0%) in the 1999 period. This increase resulted from additional costs from adding office personnel, especially in the data processing area, as a result of operating a greater number of convenience stores than in prior years, adding field supervisory personnel as a result of acquiring 25 additional convenience stores and truck stops in February 1999, bad debt expense, and upgrading the Company's money order controls.

   Depreciation and amortization increased by $179,000 (13.6%) in the current quarter. This increase resulted from depreciation of property additions during 1998 (primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements), depreciation of the fixtures and equipment acquired in the February 1999 acquisition of 25 additional convenience stores and truck stops, and depreciation of equipment at the Company's fuel terminal.

   The $155,000 (77.1%) increase in net interest expense resulted from a higher level of debt in the first quarter of 1999 as compared to the first quarter of 1998, offset by interest income earned on the note receivable from FFP Partners received in June 1998.


Liquidity and Capital Resources

   The Company's working capital at the end of the first quarter 1999 was $3,240,000 as compared to a negative $4,557,000 at year end 1998. The improvement resulted principally from a $4,022,000 increase in trade receivables and a $3,619,000 increase in inventories, offset by a $2,324,000 increase in accounts payable and a $340,000 increase in amounts due to affiliates. These increases resulted primarily from the Company's acquisition of operations of 25 convenience stores and truck stops on February 26, 1999.

   The Company is entering its typically strongest period of the year when revenues and cash flows generally increase. Consequently, although the Company has limited current working capital, management believes that its internally generated funds and use of trade credit, along with its existing bank line of credit and/or possible refinancing of such line of credit, will allow its operations to be conducted in a customary manner.

   The Company's money order sales have increased significantly over the last few years. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables at the end of first quarter 1999 of $15,851,000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made at its own stores, the Company relies on receiving timely payment from its third party money order sales agents. The Company's failure to receive money order payments from an agent on a timely basis or to continue relationships with its money order agents could negatively impact the Company's liquidity.


Year "2000 " Issues

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

   The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned. The following reflects management's assessment of the Company's Y2K state of readiness on March 28, 1999:

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


Forward-Looking Statements

   Certain of the statements made in this report are "forward-looking" statements that involve inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Company that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Company is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; available product for processing and processing efficiencies at the Company's fuel terminal; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; unexpected outcome of litigation; adverse liquidity situations; unanticipated general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; and unexpected liabilities.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

            Quantitative and Qualitative Disclosures About Market Risks


   The Company is subject to insignificant market risks related to variable interest rates and commodity prices. Although interest expense on the Company's bank loan containing the revolving credit facility and term loan is calculated at the prime rate of interest, which is subject to change, the Company is also the holder of a note receivable from FFP Partners containing payment terms which mirror that of the Company's debt. Thus, any increase in interest expense of the Company attributable to an increase in the prime rate will be substantially offset by an increase in its interest income.

   The Company is also subject to the market risk of increasing commodity prices and sometimes is a party to commodity futures and forward contracts to hedge that risk. However, open positions under these futures and forward contracts were not significant at the end of the first quarter of 1999.


                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

    27      Financial Data Schedule.


Reports on Form 8-K

    None.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FFP Marketing Company, Inc.
                                  Registrant

Date:  May 26, 1999               By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  May 26, 1999               By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer