Form 10-Q
period 1999-06-27
FFP MARKETING CO INC
filed 1999-08-16
CIK 1050891

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




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of August 13, 1999)

                                    INDEX

                                                                Page
Part I

   Item 1.  Financial Statements                                  1
   Item 2. Management's Discussion and Analysis of Financial 10 Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About       17
            Market Risks
Part II

   Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                       18

                FFP Marketing Company, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In thousands)
                                 (Unaudited)
                                                      March 28,     December 27,
                                                         1999            1998
                     Assets

Current assets -
    Cash and cash equivalents                          $10,353          $9,537
    Cash held in escrow for refinancing                 23,646               0
    Trade receivables                                   17,482          11,901
    Inventories                                         19,615          15,439
    Prepaid expenses and other current assets            8,159           6,781
        Total current assets                            81,958          43,598
Property and equipment, net                             39,098          33,602
Notes receivable from affiliates, excluding
    current portion                                     12,487          13,058
Other assets, net                                        6,262           6,782
        Total assets                                  $139,805         $97,040

      Liabilities and Stockholders' Equity

Current liabilities -
    Current installments of long-term debt              $1,231          $1,959
    Debt to be refinanced                               19,988               0
    Accounts payable                                    21,667          16,254
    Money orders payable                                13,859          15,190
    Accrued expenses and other current liabilities      13,558          14,752
        Total current liabilities                       70,303          48,155
Long-term debt, excluding current installments          32,657          18,421
Capital lease obligations, excluding current
   installments                                          4,791             955
Note payable to affiliate, excluding current
   installments                                          2,366               0
Deferred income taxes                                    5,631           4,913
Other liabilities                                        2,520           2,824
        Total liabilities                               70,303          75,268

Stockholders' equity -
    Common stock ($0.01 par value)                      22,235          22,235
    Accumulated deficit                                   (698)           (463)
        Total stockholders' equity                      21,537          21,772

 Total liabilities and stockholders' equity           $139,805         $97,040


      See accompanying Notes to Condensed Consolidated Financial Statements.

                    FFP Marketing Company, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                             Three Months Ended          Six Months Ended
                         June 27, 1999 June 28, 1998 June 27, 1999 June 28, 1998

Revenues -
  Motor fuel                  $92,523       $85,059      $165,210      $161,404
  Merchandise                  29,896        24,902        55,654        47,481
  Miscellaneous                 2,563         2,608         5,147         4,927
    Total revenues            124,982       112,569       226,011       213,812

Costs and expenses -
  Cost of motor fuel           85,123        78,535       151,509       148,402
  Cost of merchandise          21,421        17,346        39,201        32,862
  Direct store expenses        12,720        11,201        24,272        21,867
  General and administrative
     expenses                   3,418         4,355         7,192         7,475
  Depreciation and
     amortization               1,669         1,348         3,168         2,668
    Total costs and expenses  124,351       112,785       225,342       213,274

Operating income/(loss)           631          (216)          669           538
  Interest income                 318            53           644           173
  Interest expense              1,002           172         1,633           493

Income/(loss) before
     income taxes                 (53)         (335)         (320)          218

 Income tax expense/(benefit) -
  Current                           0            50             0            97
  Deferred                         (8)         (182)          (85)          (12)
      Total                        (8)         (132)          (85)           85

Net income/(loss)                $(45)        $(203)        $(235)         $133

Net income/(loss) per share -
  Basic                        $(0.01)       $(0.05)       $(0.06)        $0.04
  Diluted                       (0.01)        (0.05)        (0.06)         0.03

Weighted average number of common shares outstanding -
  Basic                         3,818         3,779         3,818         3,779
  Diluted                       3,818         3,779         3,818         3,877


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                        June 27,       June 28,
                                                          1999           1998
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(235)          $133
    Adjustments to reconcile net income/(loss) to
      to cash provided/(used) by operating activities -
         Depreciation and amortization                   3,168          2,668
         Deferred income tax expense/(benefit)             (85)           (12)
         Gain/(loss) on sales of property and equipment     77              0
         Net change in operating assets
             and liabilities                            (7,725)        (1,437)
    Net cash provided/(used) by operating activities    (4,800)         1,352

Cash Flows from Investing Activities -
    Repayments of advances to affiliate, net of
             reduction for joint debt obligations          714          1,165
    Purchases of property and equipment                 (8,917)        (3,449)
    Increase/(decrease) in notes receivable
             and other assets                              311           (133)
    Net cash (used) by investing activities             (7,892)        (2,417)


Cash Flows from Financing Activities -
    Proceeds from long-term debt and capital leases    494,657         19,397
    Payments on long-term debt and capital leases     (454,800)       (19,497)
    Cash held held in escrow for refinancing           (23,646)             0
    Net cash provided/(used) by financing activities    16,211           (100)

Net increase in cash and cash equivalents                3,519           (100)

Cash and cash equivalents at beginning of period         9,537          9,389
Cash and cash equivalents at end of period             $13,056         $8,224


Supplemental Disclosure of Cash Flow Information

   The Company utilized cah to pay interest during the six months ended June 27, 1999 and June 28, 1998, in the amounts of $1,711,000 and $608,000, respectively.


       See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                June 27, 1999
                                 (Unaudited)


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

   The condensed consolidated balance sheet as of June 27, 1999, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 27, 1999, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

   The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 27, 1999, and as discussed below.


2.  Notes payable and Long-Term Debt

   On June 27, 1999, the Company was in the process of refinancing a major portion of its indebtedness. A new loan of $23,800,000 was funded on June 25, 1999, but the loan proceeds were then held in escrow at a title company pending the receipt of confirmation of filing of lien documents for the new loan. Debts aggregating $19,988,000 were repaid in full on June 28, 1999, the first day of the third quarter, with funds from the new loan. The old debts (as short-term) and the new loan (as long-term) are both included as liabilities on the Company's balance sheet at June 27, 1999, with an asset entitled "cash held in escrow for refinancing" also being recorded at that time. Such loan repayment, along with and extraordinary loss for prepayment penalties and various other prepaid loan expenses of $375,000, will be reflected in the financial statements for the third quarter of 1999.

   The Company's new long-term debt is payable to a third party lender in 180 equal monthly installments and consists of 49 fully-amortizing mortgage loans in the aggregate original principal amount of $23,800,000. Interest is payable at a fixed rate of 9.9% per annum, and aggregate monthly payments of principal and interest are $256,000. This new loan is secured by a lien against the Company's leasehold, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets.

   On February 26, 1999, the Company acquired the operations of an additional 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventories. The Company's purchase of those properties was financed with a third party lender consisting of four fully amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, and aggregate monthly payments of principal and interest of $13,000.

   The land and building at the remaining 14 of the 25 stores were purchased on the same date by FFP Partners, L.P. and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases negotiated between FFP Partners and the Company require a total monthly rent payment resulting in a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. Under generally accepted accounting principles, the amount of rent allocated to the capital lease obligation for the buildings of $3,932,000 results in an implicit rate of approximately 20%. The real estate leases require the Company to pay all taxes, insurance, operating, and capital costs and provide for increased rent payments after each five-year period during the term of the leases based upon any increase in the consumers price index.

   In addition, in February 1999 the Company purchased inventory and equipment from FFP Partners at the 14 fee locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness of $9,550,000 incurred by FFP Partners in its purchase of the 14 fee locations, including land, building, equipment and inventory. The Company's projected lease payments to FFP Partners will equal the debt service costs of FFP Partners during the initial five years of the leases and will exceed such debt service costs thereafter to the extent of an increase in the consumers price index.


3. Income/(Loss) Per Share

   Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At June 27, 1999, outstanding options to acquire 201,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income/(loss) per share calculations for the three-month and six-month periods ended June 27, 1999, and June 28, 1998, follows:

                                   Three Months Ended        Six Months Ended
                                    June 27,   June 28,      June 27,  June 28,
                                      1999      1998           1999      1998

                                                 (In thousands)

Weighted average number of common
   shares outstanding                3,818     3,779          3,818     3,779
Effect of dilutive options               0         0              0        98
Weighted average number of common
   shares outstanding, assuming
   dilution                          3,818     3,779          3,818     3,877

4.  Operating Segments


   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in 1998 for reporting information about its operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three and six month periods ended June 27, 1999, and June 28, 1998:

                                   Retail
                                    and      Terminal
                                 Wholesale  Operations Eliminations Consolidated

                                            (In thousands)

Six Months Ended June 27, 1999
Revenues from external sources    $255,581      $430          $0      $226,011
Revenues from other segment              0     7,545      (7,545)            0
Depreciation and amortization        2,905       263           0         3,168
Income/(loss) before income taxes       65      (385)          0          (320)

Six Months Ended June 28, 1998
Revenues from external sources    $213,812        $0          $0      $213,812
Revenues from other segment              0     2,280      (2,280)            0
Depreciation and amortization        2,414       254           0         2,668
ncome/(loss) before income taxes     1,065      (847)          0           218

Second Quarter 1999
Revenues from external sources    $124,714      $268          $0      $124,982
Revenues from other segment              0     4,778      (4,778)            0
Depreciation and amortization        1,537       132           0         1,669
Income/(loss) before income taxes       53      (106)          0           (53)

Second Quarter 1998
Revenues from external sources    $112,569        $0          $0      $112,569
Revenues from other segment              0     1,417      (1,417)            0
Depreciation and amortization        1,221       127           0         1,348
ncome/(loss) before income taxes       114      (449)          0          (335)


5.  Commitments and Contingencies


(a) Uninsured Liabilities

   The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

   The Company self-insures medical claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees. Such claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee. The Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a period-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $70,000 for the first half of 1999 and $284,000 for 1998, respectively.

   The Company is covered for worker's compensation in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at June 27, 1999, and at year end 1998 and 1997, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

   The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must have conformed to the new standards by December 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. At year end 1998 and 1997, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $918,000 and $644,000, respectively, in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $918,000 were recorded at both June 27, 1999, and December 27, 1998, as the Company expects that such costs will be reimbursed by various environmental agencies. In 1995, the Company contracted with a third party to perform site assessments and remediation activities on 35 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

   During 1998, 1997, and 1996, environmental expenditures were $2,849,000, $1,665,000, and $2,019,000, respectively (including capital expenditures of $2,418,000, $1,267,000, and $1,456,000), in complying with environmental laws and regulations.

   The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,425,000 and $1,297,000 at June 27, 1999, and at year end 1998, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs. Therefore, the Company's environmental costs in the future could increase.

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


Results of Operations


Fuel Sales and Margins

                          Second Quarter               Year-to-Date
                                     Change                            Change
                 1999     1998    Amount   %     1999      1998    Amount    %

                          (In thousands, except per gallon data)

Fuel sales    $92,523  $85,059  $7,464   8.7%  $165,210  $161,404 $3,806  2.3%
Fuel margin     7,400    6,524     876  13.3%    13,701    13,002    699  5.4%
Gallons sold
  Retail       68,004   61,764   6,240  10.1%   130,742   119,259 11,483  9.6%
  Wholesale    24,143   27,373  (3,230)(11.8%)   46,860    47,216   (356)(0.8%)
  Total        92,147   89,137   3,010   3.4%   177,602   166,475 11,127  6.7%
Average per gallon
  sales price   $1.00    $0.95   $0.05   5.3%     $0.93     $0.93  $0.00  0.0%
Margin per gallon (cents)
  Retail          9.6      9.7    (0.1) (1.0%)      9.4      10.1   (0.7) (6.9%)
  Wholesale       1.7      1.7       0   0.0%       1.8       2.0   (0.2)(10.0%)


   Total motor fuel sales of 92,147,000 and 177,602,000 gallons in the second quarter and first half of 1999, respectively, constituted a 3,010,000 and 11,127,000 gallon increase, respectively (3.4% and 6.7%, respectively), over motor fuel sales in the comparable 1998 periods. Motor fuel dollar revenues in the second quarter and first half of 1999 increased by $7,464,000 and
$3,806,000, respectively (8.7% and 2.3%, respectively), compared to the corresponding periods of the prior year. Gross profit on motor fuel sales increased by $876,000 and $699,000, respectively (13.3% and 5.4%, respectively), compared to the same periods in the previous year. All of these increases resulted primarily from sales at 25 additional convenience stores or truck stops acquired on February 26, 1999. The retail fuel margin in the second quarter of 1999 was 9.6 cents per gallon as compared to 9.7 cents per gallon in the second quarter of 1998.

   Wholesale fuel sales, in gallons, decreased by 11.8% in the second quarter of 1999 compared to 1998, but the per gallon margin on the sales remained constant at 1.7 cents per gallon. For the year-to-date period, wholesale fuel sales decreased in 1999 by only 356,000 gallons, or 0.8%, when compared to 1998.

   The mix, in gallons, during the second quarter of 1999 between retail sales versus wholesale sales improved to a retail sales percentage of 74%, compared to 69% for the same period of the prior year. This increased retail percentage resulted in additional gross profit because the retail per gallon margin is higher than wholesale per gallon margin. The retail versus wholesale sales mix, in gallons, of 74% retail and 26% wholesale for the year-to-date period in 1999 remained relatively constant when compared to the corresponding period in 1998.


Merchandise Sales and Margins

                          Second Quarter               Year-to-Date
                                     Change                            Change
                 1999     1998    Amount   %     1999      1998    Amount    %

                          (In thousands, except average weekly sales data)

Mdse sales       $29,89 $24,902  $4,994  20.1%  $55,654  $47,481  $8,173  17.2%
Mdse margin       8,475   7,556     919  12.1%   16,453   14,619   1,834  12.5%
Margin percentage,
 convenience stores
 and truck stops  28.3%   30.3%   (2.0%) (6.6%)   29.6%    30.8%   (1.2%) (3.9%)
Average weekly mdse sales -
  Convenience
      stores    $11,183  $9,624  $1,559  16.2%   10,767    8,936   1,831  20.5%
  Truck stops    16,834  17,685    (851) (0.1%)  16,945   16,951      (6) (0.0%)

   Merchandise sales increased by almost $5 million (20.1%) in the second quarter of 1999 and by over $8 million (17.2%) for the first half of 1999, when compared to the corresponding periods of 1998. A principal factor for the increase was an increase in the sales price of tobacco products and additional sales from the stores purchased on February 26, 1999. Merchandise gross profit increased by $919,000 (12.1%) and $1,834,000 (12.5%) for the three and six month periods of 1999, respectively, when compared to the corresponding periods of the prior year. Merchandise margins decreased by 6.6% and 3.9% for the three and six month periods of 1999, respectively, compared to the corresponding periods of the previous year. Although merchandise margins increased, in dollars, for the three and six month periods of 1999, overall merchandise margin percentages decreased for such periods because the Company's incresaed sales of cigarettes and beer during those periods were greater than its increased sales of higher margin products.


Other Income and Expenses

   Miscellaneous revenues, other than interest income, declined by $45,000 (1.7%), but improved by $220,000 (4.5%), for the three and six month periods in 1999, respectively, when compared to the same periods in 1998. Miscellaneous revenues for the second quarter decreased because of a reduction in money order fee income and in gain on sales of convenience stores, when compared to sales in the second quarter of 1998. Miscellaneous revenues increased for the six month period because additional stores were being operated in 1999. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

   Direct store expenses increased in the second quarter and first half of 1999 by $1,519,000 (13.6%) and $2,405,000 (11.0%), respectively, compared to corresponding periods in the prior year. The primary reason was attributable to operating the 25 additional stores acquired in February 1999.

   General and administrative expenses decreased by $937,000 (21.5%) and by $283,000 (3.8%) in the three and six month periods of 1999, respectively, compared to the same periods of 1998. General and administrative expenses declined in 1999, in spite of operating a greater number of stores than in 1998, because of bad debt expenses during the second quarter of 1998 related to the Company's money order activities.

   Depreciation and amortization increased by $321,000 (23.8%) in the current quarter. This increase resulted from depreciation of property and equipment additions during 1999, primarily comprised of the buildings capitalized under the 14 capital leases of buildings acquired in the February 1999 acquisition of stores and the fixtures and equipment at 25 stores acquired at the same time.

   Interest income rose from $53,000 in the second quarter of 1998 to $318,000 in the second quarter of 1999, a 500.0% increase, and from $173,000 in the first half of 1998 to $644,000 in the first half of 1999, a 272.3% increase. These increases principally resulted from interest income received on Company's note receivable from FFP Partners. The Company currently anticipates, but gives no assurance, that it will receive full repayments of this note in the third quarter of 1999, which would provide additional liquidity for the Company in the amount of approximately $11,000,000. Interest income should decline in the third quarter because such funds are not expected to be invested in interest earning assets.

   Interest expense  increased by $830,000  (482.6%) and by $1,140,000  (231.2%)
during the second quarter and first half of 1999, when compared to corresponding periods of 1998. Increased interest expense resulted from the higher level of debt in 1999 than 1998 under the Company's revolving line of credit and interest expense on the capitalized leases of buildings acquired in the February 1999 acquisition of stores. Interest expense is expected to increase in the future because the indebtedness of $23,800,000 incurred at the end of the second quarter of 1999 exceeds the debt paid off with such proceeds by $3,812,000 and such new debt bears a fixed interest rate of 9.9% per annum instead of a variable rate, presently at 8.0% per annum, payable on the debt refinanced. See "Liquidity and Capital Resources", below.


Liquidity and Capital Resources


   On the last day of the second quarter of 1999, the Company was in the process of closing a refinancing of debt of $19,988,000. The new loan of $23,800,000 had been funded, but the loan proceeds were being held in escrow over that weekend at a title company pending the receipt of confirmation of filing of lien documents for the new loan. Because the old loans were not repaid until the first day of the third quarter of 1999, the old debt and the new loan are both included as liabilities on the Company's balance sheet at June 27, 1999, with an asset entitled "cash held in escrow for refinancing" also being recorded at that time. On July 28, 1999, the first day of the third quarter, the old debt was repaid in full with the funds from the new loan being held in escrow for such purpose. Such loan repayment, along with an extraordinary loss for prepayment penalties and various other prepaid loan expenses of $375,000, will be reflected in the financial statements for the third quarter of 1999.

   This new loan is expected to provide additional liquid resources in the third quarter as the amount of such new debt exceeds the debt paid off. After payment of loan costs and expenses, this additional liquidity is approximately $2,600,000, and will be held in escrow until a new line of credit for $10,000,000 is put into place. In August 1999, the Company secured a commitment from a lender for such new line of credit and expects to acquire the line of credit in the third quarter. The terms of that line of credit are expected to allow for credit extension up to a borrowing base equal to 80% of the Company's eligible accounts receivable and 60% of the eligible inventory at its terminal facility in Euless, Texas. Amounts borrowed under the revolver will bear interest at 1% over prime with monthly payments of accrued interest.

   The Company currently anticipates, but can give no assurance, that in the third quarter of 1999 it will receive approximately $11,000,000 in funds from FFP Partners in repayment of its note payable to the Company. These funds would provide additional liquidity for the Company at such time.

   The Company's working capital at the end of the second quarter of 1999 was $11,655,000 as compared to a negative $4,557,000 at the end of 1998. The improvement resulted from several factors: cash held in escrow for refinancing exceeds the debt to be repaid with such funds by $3,812,000, a $5,581,000 increase (46.9%) in trade receivables, a $4,176,000 increase (27.0%) in inventories, and a $1,331,000 reduction (8.8%) in money order payables, offset in part by a $5,413,000 increase (33.3%) in accounts payable. These working capital increases resulted primarily from the Company's acquisition of operations of 25 convenience stores and truck stops on February 26, 1999, and offset the loss of a significant third party money order agent during the second quarter of 1999.

   Summer is typically the Company's strongest period of the year when revenues and cash flows generally increase. Consequently, although the Company's working capital is affected by the seasons of the year, management believes that its internally generated funds and use of trade credit, along with a new bank line of credit currently being pursued, will allow its operations to be conducted in a customary manner.

   The Company's money order sales have increased significantly over the last few years. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables at the end of second quarter of 1999 of $13,859,000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made at its own stores, the Company relies on receiving timely payment from its third party money order sales agents. The Company's failure to receive money order payments from an agent on a timely basis or to continue relationships with its money order agents could negatively impact the Company's liquidity.


Year "2000" Issues


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

   The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is being planned for the remainder of the year. The following reflects management's assesment of the Company's Y2K state of readiness on June 27, 1999:



                                                Estimated   Estimated
                                               Percentage   Completion
                                                Completed      Date
Phase
Internal IS and Non-IS systems and
   equipment:
     Awareness                                     95%      December 1999
     Assessment                                    90%      October 1999
     Remediation                                   80%      October 1999
     Testing                                       50%      November 1999
     Contingency planning                          30%      October 1999
Suppliers, customers and third party
   providers:
     Awareness-identify companies                  70%      September 1999
     Assessment questionnaire completed
           by major suppliers                      30%      October 1999
     Assessment review with third party
           providers                               30%      November 1999
     Review contractual commitments                10%      September 1999
     Risk assessment                               50%      August 1999
     Contingency planning                          40%      September 1999
     Testing as applicable                         40%      October 1999

   The Company's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but the Company will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   The Company estimates that the cost of the Y2K project will be approximately $500,000 to $750,000, of which about one-half will be capital costs. The costs incurred to date approximate $400,000, with the remaining cost for outside consultants software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

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


Forward-Looking Statements

   Certain of the matters discussed in this quarterly report contain "forward-looking" statements regarding the Company's future business which are subject to inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Company that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Company is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; available product for processing and processing efficiencies at the Company's fuel terminal; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; unexpected outcome of litigation; adverse liquidity situations; unanticipated general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; and unexpected liabilities.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

            Quantitative and Qualitative Disclosures About Market Risks


   The Company is subject to insignificant market risks related to variable interest rates and commodity prices. Although interest expense on the Company's bank loan during the second quarter of 1999 was calculated at the prime rate of interest, which is subject to change, the Company is also the holder of a note receivable from FFP Partners containing payment terms which mirror that of the Company's bank debt. Thus, any increase in interest expense of the Company attributable to an increase in the prime rate will be substantially offset by an increase in its interest income. Such bank debt was repaid in full on the first day of the third quarter and replaced with fixed rate financing.

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

                                  FFP Marketing Company, Inc.
                                  Registrant

Date:  August 16, 1999               By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  August 16, 1999               By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer