Form 10-Q/A
period 1999-06-27
FFP MARKETING CO INC
filed 1999-10-21
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended June 27, 1999, or

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

   FFP Marketing Company, Inc. (the "Company") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for its second quarter ended June 27, 1999, filed with the Securities and Exchange Commission on August 16, 1999.


                                    INDEX

                                                                Page
Part I

   Item 1.  Financial Statements                                  1
   Item 2. Management's Discussion and Analysis of Financial 10 Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About       17
            Market Risks
Part II

   Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                       18

                FFP Marketing Company, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In thousands)
                                 (Unaudited)
                                                       June 27,     December 27,
                                                         1999            1998
                     Assets

Current assets -
    Cash and cash equivalents                          $13,056          $9,537
    Cash held in escrow for refinancing                 23,646               0
    Trade receivables                                   17,482          11,901
    Inventories                                         19,615          15,439
    Prepaid expenses and other current assets            8,159           6,721
        Total current assets                            81,958          43,598
Property and equipment, net                             39,098          33,602
Notes receivable from affiliates, excluding
    current portion                                     12,487          13,058
Other assets, net                                        6,262           6,782
        Total assets                                  $139,805         $97,040

      Liabilities and Stockholders' Equity

Current liabilities -
    Current installments of long-term debt              $1,231          $1,959
    Debt to be refinanced                               19,988               0
    Accounts payable                                    21,667          16,254
    Money orders payable                                13,859          15,190
    Accrued expenses and other current liabilities      13,558          14,752
        Total current liabilities                       70,303          48,155
Long-term debt, excluding current installments          32,657          18,421
Capital lease obligations, excluding current
   installments                                          4,791             955
Note payable to affiliate, excluding current
   installments                                          2,366               0
Deferred income taxes                                    5,631           4,913
Other liabilities                                        2,520           2,824
        Total liabilities                              118,268          75,268

Stockholders' equity -
    Common stock ($0.01 par value)                      22,235          22,235
    Accumulated deficit                                   (698)           (463)
        Total stockholders' equity                      21,537          21,772

 Total liabilities and stockholders' equity           $139,805         $97,040


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


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                        June 27,       June 28,
                                                          1999           1998
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(235)          $133
    Adjustments to reconcile net income/(loss) to
      to cash provided/(used) by operating activities -
         Depreciation and amortization                   3,168          2,668
         Deferred income tax expense/(benefit)             (85)           (12)
         Gain/(loss) on sales of property and equipment     77              0
         Net change in operating assets
             and liabilities                            (7,725)        (1,437)
    Net cash provided/(used) by operating activities    (4,800)         1,352

Cash Flows from Investing Activities -
    Repayments of advances to affiliate, net of
             reduction for joint debt obligations          714          1,165
    Purchases of property and equipment                 (8,917)        (3,449)
    Increase/(decrease) in notes receivable
             and other assets                              311           (133)
    Net cash (used) by investing activities             (7,892)        (2,417)


Cash Flows from Financing Activities -
    Proceeds from long-term debt and capital leases    494,657         19,397
    Payments on long-term debt and capital leases     (454,800)       (19,497)
    Cash held held in escrow for refinancing           (23,646)             0
    Net cash provided/(used) by financing activities    16,211           (100)

Net increase in cash and cash equivalents                3,519         (1,165)

Cash and cash equivalents at beginning of period         9,537          9,389
Cash and cash equivalents at end of period             $13,056         $8,224


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

                                   Retail
                                    and      Terminal
                                 Wholesale  Operations Eliminations Consolidated

                                            (In thousands)

Six Months Ended June 27, 1999
Revenues from external sources    $225,581      $430          $0      $226,011
Revenues from other segment              0     7,545      (7,545)            0
Depreciation and amortization        2,905       263           0         3,168
Income/(loss) before income taxes       65      (385)          0          (320)

Six Months Ended June 28, 1998
Revenues from external sources    $213,812        $0          $0      $213,812
Revenues from other segment              0     2,280      (2,280)            0
Depreciation and amortization        2,414       254           0         2,668
ncome/(loss) before income taxes     1,065      (847)          0           218

Second Quarter 1999
Revenues from external sources    $124,714      $268          $0      $124,982
Revenues from other segment              0     4,778      (4,778)            0
Depreciation and amortization        1,537       132           0         1,669
Income/(loss) before income taxes       53      (106)          0           (53)

Second Quarter 1998
Revenues from external sources    $112,569        $0          $0      $112,569
Revenues from other segment              0     1,417      (1,417)            0
Depreciation and amortization        1,221       127           0         1,348
ncome/(loss) before income taxes       114      (449)          0          (335)


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


Merchandise Sales and Margins

                          Second Quarter               Year-to-Date
                                     Change                            Change
                 1999     1998    Amount   %     1999      1998    Amount    %

                          (In thousands, except average weekly sales data)

Mdse sales      $29,896 $24,902  $4,994  20.1%  $55,654  $47,481  $8,173  17.2%
Mdse margin       8,475   7,556     919  12.1%   16,453   14,619   1,834  12.5%
Margin percentage,
 convenience stores
 and truck stops  28.3%   30.3%   (2.0%) (6.6%)   29.6%    30.8%   (1.2%) (3.9%)
Average weekly mdse sales -
  Convenience
      stores    $11,183  $9,624  $1,559  16.2%   10,767    8,936   1,831  20.5%
  Truck stops    16,834  17,685    (851) (0.1%)  16,945   16,951      (6) (0.0%)

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

                                  FFP Marketing Company, Inc.
                                  Registrant

Date:  October 21, 1999               By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  October 21, 1999               By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer