Form 10-Q
period 1999-09-26
FFP MARKETING CO INC
filed 1999-11-15
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended September 26, 1999, or

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of November 10, 1999)

                                    INDEX

                                                                Page
Part I

   Item 1.  Financial Statements                                  1
   Item 2. Management's Discussion and Analysis of Financial 10 Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About       17
            Market Risks
Part II

   Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                       18

                FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                 (Unaudited)
                                                  September 26,     December 27,
                                                         1999            1998
                     ASSETS

Current assets -
    Cash and cash equivalents                          $16,474          $9,537
    Trade receivables                                   20,820          11,901
    Inventories                                         21,688          15,439
    Note receivable, current portion                       960           1,078
    Note receivable from affiliate, current portion      1,951           1,923
    Prepaid expenses and other current assets            8,652           3,720
        Total current assets                            70,545          43,598
Property and equipment, net                             40,098          33,602
Notes receivable, excluding current portion              1,079           1,386
Notes receivable from affiliates, excluding
    current portion                                     12,201          13,058
Other assets, net                                        5,632           5,396
        Total assets                                  $129,555         $97,040

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    Current portion of long-term debt                   $3,804          $1,959
    Current portion of long-term debt to affiliate         268               0
    Current portion of capital lease obligations           696             401
    Accounts payable                                    24,926          16,254
    Money orders payable                                13,655          15,190
    Accrued expenses and other current liabilities      17,821          14,351
        Total current liabilities                       61,170          48,155
Long-term debt, excluding current portion               32,473          18,421
Capital lease obligations, excluding current portion     4,710             955
Note payable to affiliate, excluding current portion     2,303               0
Deferred income taxes                                    5,787           4,913
Other liabilities                                        2,367           2,824
        Total liabilities                              108,810          75,268
Stockholders' equity -
    Common stock ($0.01 par value)                      22,235          22,235
    Accumulated deficit                                 (1,490)           (463)
        Total stockholders' equity                      20,745          21,772

 Total liabilities and stockholders' equity           $129,555         $97,040


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                   Sept. 26,   Sept. 27,   Sept. 26,   Sept. 27,
                                      1999        1998        1999        1998
Revenues -
    Motor fuel                      $101,556     $77,871   $266,766    $239,275
    Merchandise                       30,023      24,199     85,677      71,680
    Miscellaneous                      2,540       2,115      7,687       7,042
        Total revenues               134,119     104,185    360,130     317,997
Costs and expenses -
    Cost of motor fuel                94,656      70,402    246,165     218,803
    Cost of merchandise               21,023      16,046     60,224      48,909
    Direct store expenses             13,477      11,261     37,749      33,128
    General and administrative         3,323       3,824     10,515      11,299
          expenses
    Depreciation and                   1,746       1,518      4,914       4,186
          amortization
    Total costs and expenses         134,225     103,051    359,567     316,325
Operating income/(loss)                 (106)      1,134        563       1,672
    Interest income                      451         393      1,095         566
    Interest expense                   1,202         490      2,835         983
Income/(loss) before income taxes
    and extraordinary items             (857)      1,037     (1,177)      1,255
Income tax expense/(benefit) -
    Current                                0         137          0         234
    Deferred                            (306)        287       (391)        275
        Total                           (306)        424       (391)        509
Income/(loss) before extraordinary
    items                               (551)        613       (786)        746
Extraordinary loss (less applicable
    income tax benefit of $134)          241          -         241          -

Net income/(loss)                      $(792)       $813    $(1,027)       $746


Income/(loss) before extraordinary items per share -
    Basic                             $(0.14)      $0.16     $(0.21)      $0.20
    Diluted                           $(0.14)      $0.16     $(0.21)      $0.19
Extraordinary loss net of tax effect per share -
    Basic                             $(0.06)         -      $(0.06)          -
    Diluted                           $(0.06)         -      $(0.06)          -
Net income/(loss) per share -
    Basic                             $(0.21)      $0.16     $(0.27)      $0.20
    Diluted                           $(0.21)      $0.16     $(0.27)      $0.19

Weighted average number of common shares outstanding -
    Basic                              3,818       3,782      3,818       3,780
    Diluted                            3,818       3,917      3,818       3,892


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except for supplementary disclosures)
                                   (Unaudited)

                                                        Nine Months Ended
                                                      Sept. 26      Sept. 27,
                                                         1999          1998
Cash Flows from Operating Activities -
 Net income/(loss)                                     $(1,027)         $746
 Adjustments to reconcile net income/(loss) to
   cash provided/(used) by operating activities -
    Depreciation and amortization                        4,914         4,185
    Deferred income tax expense/(benefit)                 (525)          468
    Extraordinary loss                                     375             0
    Loss on disposition of property and equipment          159             0
    Net change in operating assets and liabilities      (4,562)       (1,533)
    Net cash provided/(used) by operating activities      (666)        3,866

Cash Flows from Investing Activities -
    Payments on notes receivable from affiliate            829           905
    Purchases of property and equipment                 (9,819)       (4,881)
    Decrease/(increase) in notes receivable
         and other assets                                  425          (772)
    Net cash (used) by investing activities             (8,565)       (4,748)

Cash Flows from Financing Activities -
    Proceeds of long-term debt and capital leases      494,963       362,991
    Payments on long-term debt and capital leases     (475,236)     (361,872)
    Refinancing costs and cash held in escrow
         from refinancing                               (3,438)            0
    Payments on long-term debt from affiliate             (121)            0
    Proceeds from exercise of stock options                  0            20
    Net cash provided by financing activities           16,168         1,139

Net increase/(decrease) in cash and cash equivalents     6,937           257

Cash and cash equivalents at beginning of period         9,537         9,389
Cash and cash equivalents at end of period             $16,474        $9,646


Supplemental Disclosure of Cash Flow Information

   The Company utilized cash to pay interest of $2,713,000 and $1,027,000 during the nine months ended September 26, 1999 and September 27, 1998, respectively.

   The Company purchased inventory and equipment during the nine months ended September 26, 1999, in exchange for a promissory note payable to an affiliate in the amount of $2,692,000.

       See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 26, 1999
                                 (Unaudited)

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

   The condensed consolidated balance sheet as of September 26, 1999, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 26, 1999, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

   The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 27, 1998, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 26, 1999, and as discussed below.

2.  Notes Payable and Long-Term Debt

   The Company was in the process of refinancing its long-term indebtedness on June 27, 1999, the last day of its second fiscal quarter. On June 25, 1999, the Company obtained a new loan in the original principal amount of $23,800,000 from a third party lender and utilized the proceeds of that loan to repay debts aggregating $19,988,000 on June 28, 1999. The financial statements for the third fiscal quarter reflect the loan repayment, along with an extraordinary loss for prepayment penalties and previously unamortized loan fees in the aggregate amount of $375,000. The Company's new long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum and aggregate monthly payments of principal and interest of $256,000. This new loan is secured by a lien against the Company's leasehold, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets.

   On February 26, 1999, the Company acquired the operations of an additional 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, and aggregate monthly payments of principal and interest of $13,000.

   The land and building at the remaining 14 of those 25 stores were purchased on the same date by FFP Partners, L.P. and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases negotiated between FFP Partners and the Company require a total monthly rent payment resulting in a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. Under generally accepted accounting principles, the amount of rent allocated to the capital lease obligation for the buildings of $3,932,000 results in an implicit rate of approximately 20%. The real estate leases require the Company to pay all taxes, insurance, operating, and capital costs and provide for increased rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, in February 1999 the Company purchased inventory and equipment from FFP Partners at the 14 fee locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. In October 1999, the note, which was payable in monthly installments with interest at the prime rate, was repaid in full.

   As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness of $9,550,000 incurred by FFP Partners in its purchase of the 14 fee locations, including land, building, equipment and inventory. The Company's projected lease payments to FFP Partners, L.P. will equal the debt service costs of FFP Partners, L.P. during the initial five years of the leases and will exceed such debt service costs thereafter to the extent of an increase in the consumer price index.

3.  Income/(Loss) per Share

   Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period plus potentially dilutive common shares. At September 26, 1999, outstanding options to acquire 201,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income/(loss) per share calculations for the three-month and nine-month periods ended September 26, 1999, and September 27, 1998, follows:

                                    Three Months Ended      Nine Months Ended
                                   Sept. 26,   Sept. 27,   Sept, 26,  Sept. 27,
                                      1999       1998        1998       1998
                                                  (In thousands)
Weighted average number of common
    shares outstanding               3,818      3,782       3,818      3,780
Effect of dilutive options               0        135           0        112
Weighted average number of
    common shares outstanding,
    assuming dilution                3,818      3,917       3,818      3,892

4.  Operating Segments

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in 1998 for reporting information about its operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three-month and nine-month periods ended September 26, 1999, and September 27, 1998:

                             Retail and   Terminal
                             Wholesale    Operations  Eliminations  Consolidated
                                             (In thousands)

NINE MONTHS ENDED SEPT 26, 1999
Revenues from external
    sources                   $359,145        $985            $0       $360,130
Revenues from other segment          0      14,865       (14,865)             0
Depreciation and
    amortization                 4,515         399             0          4,914
Income/(loss) before income
    taxes                       (1,119)       (433)            0         (1,552)

NINE MONTHS ENDED SEPT 27, 1998
Revenues from external
    sources                   $317,074        $923            $0       $317,997
Revenues from other segment          0       2,963        (2,963)             0
Depreciation and
    amortization                 3,805         381             0          4,186
Income/(loss) before income
    taxes                        2,573      (1,318)            0          1,255

THIRD QUARTER 1999
Revenues from external
    sources                   $133,564        $555            $0       $134,119
Revenues from other segment          0       7,320        (7,320)             0
Depreciation and
    amortization                 1,610         136             0          1,746
Income/(loss) before income
    taxes                       (1,185)        (47)            0         (1,232)

THIRD QUARTER 1998
Revenues from external
    sources                   $103,677        $508            $0       $104,185
Revenues from other segment          0       1,098        (1,098)             0
Depreciation and
    amortization                 1,264         254             0          1,518
Income/(loss) before income
    taxes                        2,590      (1,553)            0          1,037

   The extraordinary loss of $375,000, before income tax effect, in the nine months ended September 26, 1999, and in the third quarter 1999, is included in the results of operation for the Retail and Wholesale segment.

5.  Commitments and Contingencies

(a) Uninsured Liabilities

   The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

   The Company self-insures medical claims up to $45,000 per year for individuals covered by its employee medical benefit plan for salaried employees in the field. Any such claims above $45,000 are covered by a stop-loss insurance policy, subject to a $1,000,000 lifetime limit per employee. The Company and its employees participating under the plan contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a period-end. The Company recorded expense related to this plan of $226,000 for the first nine months of 1999 and $222,000 for the corresponding period of 1998.

   The Company is covered for worker's compensation in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at September 26, 1999, and at year end 1998 and 1997, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

   The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must have conformed to the new standards by December 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. The Company recorded $918,000 in other liabilities at both September 26, 1999, and December 27, 1998, as its estimated future environmental remediation costs related to known leaking underground storage tanks. Corresponding claims for reimbursement of environmental remediation costs were also recorded as a long-term receivable, and included in other assets, as the Company expects that such costs will be reimbursed by various environmental agencies.

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

   The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. Due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,306,000 and $1,297,000 at September 26, 1999, and year end 1998, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs. Therefore, the Company's environmental costs in the future could increase.

(c)  Other

   The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

                           FFP MARKETING COMPANY, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                September 26, 1999
GENERAL

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

   The Company conducts its operations through the following subsidiaries:

           Entity             Date Formed        Principal Activity

FFP Operating Partners,      December 1986     Operation of convenience
L.P., a Delaware limited                       stores and other retail outlets
partnership                                    and wholesale fuel sales

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

RESULTS OF OPERATIONS

   The Company incurred a net loss of $792,000 for the third quarter of 1999, compared to a net income of $613,000 for the third quarter of 1998. The Company incurred a net loss of $1,027,000 for the first nine months of 1999, compared to net income of $746,000 for the corresponding period in 1998. Principal reasons for the 1999 third quarter loss include a 24.8% lower fuel margin per gallon from retail sales, an extraordinary loss of $375,000 associated with the Company's refinancing of long-term debt in the third quarter, including prepayment penalties and previously unamortized loan fees, and additional interest expense of $712,000.

FUEL SALES AND MARGINS

                           THIRD QUARTER                YEAR-TO-DATE
                                   Change                            Change
                 1999     1998  Amount Percent    1999    1998    Amount Percent
                             (In thousands, except per gallon data)

Fuel sales     $101,556 $77,871 $23,685  30.4%  $266,766 $239,275 $27,491 11.5%

Fuel margin       6,900   7,469    (569) (7.6%)   20,601   20,472     129  0.6%

Gallons sold
  Retail         67,168  59,070   8,098  13.7%   197,910  178,329  19,581 11.0%
  Wholesale      31,124  26,062   5,062  19.4%    82,864   73,278   9,586 13.1%
  Total          98,292  85,132  13,160  15.5%   280,774  251,607  29,167 11.6%

Average per gallon
  sales price     $1.03   $0.91   $0.12  13.2%     $0.95    $0.95   $0.00  0.0%

Margin per gallon (cents)
  Retail            8.8    11.7    (2.9)(24.8%)      9.2     10.6   (1.4)(13.2%)
  Wholesale         1.8     1.8     0.0   0.0%       1.8      1.9   (0.1) (5.3%)

   Total motor fuel sales of 98,292,000 and 280,774,000 gallons in the third quarter and first nine months of 1999, respectively, reflected increases of 15.5% and 11.6%, respectively, over motor fuel sales in the comparable 1998 periods. Motor fuel dollar revenues in the third quarter and first nine months of 1999 increased by $23,685,000 and $27,491,000, respectively, showing improvements of 30.4% and 11.5%, respectively, compared to the corresponding periods of the prior year. Gross profit margin on motor fuel sales decreased by $569,000 in the third quarter of 1999, when compared to the third quarter of 1998, or 7.6%, and increased by $129,000, or 0.6%, in the first nine months of 1999, compared to the same period in the previous year. These results were favorably impacted primarily by sales at 25 additional convenience stores or truck stops acquired on February 26, 1999, but were offset by a 24.8% decline in per gallon retail profit margin during the third quarter of 1999. The retail fuel margin in the third quarter of 1999 was 8.8 cents per gallon as compared to
11.7 cents per gallon in the third quarter of 1998. At many of its locations, the Company continues to face increased competition from traditional retail motor fuel marketers, as well as new retail gasoline outlets being installed at supermarkets, discount stores and other businesses not previously engaged in retail gasoline marketing.

   Wholesale fuel sales increased by 5,062,000 gallons, or 19.4%, in the third quarter of 1999 compared to 1998, while the per gallon margin on the sales remained constant at 1.8 cents per gallon. For the year-to-date period, wholesale fuel sales increased in 1999 by 9,586,000 gallons, or 13.1%, when compared to 1998. This increase in wholesale fuel margin, in dollars, did not offset the decline or flat results from retail fuel margin dollars in the periods presented.

   The mix, in gallons, during the third quarter of 1999 between retail sales versus wholesale sales declined slightly to a retail sales percentage of 68.3%, compared to 69.4% for the same period of the prior year. This decreased retail percentage resulted in a reduction in gross fuel profit because the retail per gallon margin is higher than wholesale per gallon margin. The retail versus wholesale sales mix, in gallons, for the year-to-date period in 1999 remained relatively constant at 70.5% retail, when compared to 70.9% retail in the corresponding period in 1998.

MERCHANDISE SALES AND MARGINS

                            THIRD QUARTER                YEAR-TO-DATE
                                   Change                           Change
                 1999    1998   Amount Percent   1999     1998   Amount Percent
                      (In thousands, except average weekly sales data)

Mdse sales    $30,023  $24,199  $5,824  24.1%  $85,677  $71,680  $13,997  19.5%

Mdse margin     9,000    8,153     847  10.4%   25,453   22,771    2,682  11.8%

Margin percentage, convenience stores
 and truck stops 28.4%   31.8%   (3.4%)(10.7%)   28.3%    30.4%    (2.1%) (6.9%)

Average weekly mdse sales -
 Convenience
  stores      $11,185   $9,465  $1,720  18.2%  $11,011   $9,122   $1,889  20.7%
 Truck stops   17,284   18,014    (730) (4.1%)  17,064   17,305     (241) (1.4%)

   Merchandise sales increased by $5,824,000 (24.1%) in the third quarter of 1999 and by almost $14 million (19.5%) for the first nine months of 1999, when compared to the corresponding periods of 1998. A principal factor for the increase was an increase in the sales price of tobacco products and additional sales from the stores purchased on February 26, 1999. Merchandise gross profit increased by $847,000 (10.4%) and $2,682,000 (11.8%) for the three and nine month periods of 1999, respectively, when compared to the corresponding periods of the prior year. Merchandise margins decreased by 10.7% and 6.9% for the three and nine month periods of 1999, respectively, compared to the corresponding periods of the previous year. Although merchandise gross profit increased, in dollars, for the three and nine months periods of 1999, overall merchandise margin percentages decreased for such periods because the Company's increased sales of cigarettes and beer during those periods were greater than its increased sales of higher margin products.

OTHER INCOME AND EXPENSES

   Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income. Miscellaneous revenues increased by $425,000 and $645,000, or 20.1% and 9.2%, respectively, for the three and nine month periods in 1999, respectively, when compared to the corresponding periods in 1998. Miscellaneous revenues for the three and nine month periods rose because the Company operated additional stores in 1999, offset in part by a reduction in money order fee income.

   Direct store expenses increased in the third quarter and first nine months of 1999 by $2,216,000 (19.7%) and $4,621,000 (13.9%), respectively, compared to corresponding periods in the prior year. The primary reason was attributable to operating the 25 additional stores acquired in February 1999, repair and maintenance expense, and increased store-level payroll and related costs.

   General and administrative expenses decreased by $501,000 (13.1%) and by $784,000 (6.9%) in the three and nine month periods of 1999, respectively, compared to the same periods of 1998. General and administrative expenses declined in 1999, in spite of operating a greater number of stores than in 1998, because certain bad debt expenses in 1998 from the Company's money order activities were not incurred in 1999.

   Depreciation and amortization increased by $228,000 (15.1%) in the current quarter, when compared to the corresponding quarter in 1998. This increase resulted from depreciation of property and equipment additions during 1999, primarily comprised of the buildings capitalized under the 14 capital leases of buildings acquired in the February 1999 acquisition of stores and the fixtures and equipment at 25 stores acquired at the same time. Depreciation and amortization increased in the year-to-date period by a similar percentage, 17.4%, for the same reason.

   Interest income rose from $393,000 in the third quarter of 1998 to $451,000 in the third quarter of 1999, a 14.8% increase, and from $566,000 in the first nine months of 1998 to $1,095,000 in the first nine months of 1999, a 93.5% increase. These increases principally resulted from interest income received on Company's note receivable from FFP Partners. After the close of the third quarter of 1999, the Company received full repayment for this note. Interest income should decline in subsequent quarters because such funds are expected to be invested in assets that will not earn interest income.

   Interest expense  increased by $712,000  (145.3%) and by $1,852,000  (188.4%)
during the third quarter and first nine months of 1999, when compared to corresponding periods of 1998. Interest expense increased for several reasons: a higher level of debt in the first six months of 1999 than in the first six months of 1998 under the Company's revolving line of credit, interest expense on the capitalized leases of buildings acquired in the February 1999 acquisition of stores, indebtedness of $3,812,000 incurred at the end of the second quarter of 1999 in excess of the revolving line of credit paid off at that time, and a higher interest rate, although fixed, of 9.9% per annum payable on the new debt instead of a variable prime rate payable on the debt refinanced. The increased interest expense is expected to continue in the foreseeable future. See "Liquidity and Capital Resources", below.

   As a result of its refinancing of long-term indebtedness in the third quarter, the Company incurred an extraordinary loss of $375,000, comprised of various prepayment penalties incurred for the new financing and an expensing previously unamortized loan costs associated with the debt that was repaid.

LIQUIDITY AND CAPITAL RESOURCES

   In October 1999, the Company received payment in full from FFP Partners on a note payable to the Company in the amount of $13,334,000. At the same time, the Company repaid a note payable to FFP Partners in the amount of $2,572,000. Net proceeds in the amount of approximately $10,700,000 were received at that time by the Company and are providing additional liquidity for the Company. In connection with that new financing obtained by FFP Partners, the Company amended its lease agreement for 35 properties by executing a master lease agreement with a 20-year term and exercised options to extend the term of its existing leases for another 28 properties for a full 20-year term.

   The Company  closed a loan to refinance  long-term debt of $19,988,000 on the last business day of its second fiscal quarter of 1999. The new loan of $23,800,000 was funded at that time, and the loan proceeds were escrowed that weekend at a title company pending the receipt of confirmation of filing of lien documents for the new loan. On June 28, 1999, the first day of the third fiscal quarter, the old debt was repaid in full with the funds from the new loan being held in escrow for such purpose. Such loan repayment, along with an extraordinary loss for prepayment penalties and previously unamortized loan fees of $375,000, is reflected in the financial statements for the third quarter.

   This new loan is expected to provide additional liquid resources in the fourth quarter as the amount of such new debt exceeds the debt paid off. After payment of loan costs and expenses, this additional liquidity is approximately $2,600,000, and is held in escrow until a new line of credit for $10,000,000 is put into place, which is a requirement made by that lender. The lender has extended the date for the Company's acquisition of the line of credit until December 15, 1999, and the Company expects to acquire the line of credit by that time. The terms of that line of credit are expected to allow for credit extension up to a borrowing base equal to 80% of the Company's eligible accounts receivable and 60% of the eligible inventory at its terminal facility in Euless, Texas. Amounts borrowed under the revolver are expected bear interest at 1% over prime with monthly payments of accrued interest.

   The Company's working capital at the end of the third quarter of 1999 was $9,375,000 as compared to a negative $4,557,000 at the end of 1998. The improvement resulted from several factors: an increase in cash and cash equivalents  of  $6,937,000  (72.7%);  a  $8,919,000  increase  (74.9%) in trade receivables, a $6,249,000 increase (40.5%) in inventories, and a $1,535,000 reduction (10.1%) in money order payables, offset in part by a $8,672,000 increase (53.4%) in accounts payable. These working capital increases resulted primarily from increased fuel and merchandise prices being reflected in trade receivables and inventories, the Company's acquisition of operations of 25 convenience stores and truck stops on February 26, 1999, and offset the loss of a significant third party money order agent during the second quarter of 1999.

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

   The Company's money order sales have increased significantly over the last few years. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables at the end of third quarter of 1999 of $13,655,000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made at its own stores, the Company relies on receiving timely payment from its third party money order sales agents. The Company's failure to receive money order payments from an agent on a timely basis or to continue relationships with its money order agents could negatively impact the Company's liquidity.

YEAR "2000" ISSUE

   The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This coding could result in system failures or miscalculations, causing disruptions of operations.

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

   The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company is continuing to follow-up with the above vendors as required. Testing compliance with major vendors is planned for the remainder of the year. The following reflects management's assessment of the Company's Y2K state of readiness on September 26, 1999:

                                                         Estimated  Estimated
                                                        Percentage  Completion
                                                         Completed     Date
Phase
Internal IS and Non-IS systems and equipment:
     Awareness                                              96%      Dec 1999
     Assessment                                             93%      Dec 1999
     Remediation                                            93%      Dec 1999
     Testing                                                90%      Dec 1999
     Contingency planning                                   85%      Dec 1999
Suppliers, customers and third party providers:
     Awareness-identify companies                          100%        n/a
     Assessment questionnaire completed by
           major suppliers                                  70%      Nov 1999
     Assessment review with third party
           providers                                        70%      Dec 1999
     Review contractual commitments                         10%      Dec 1999
     Risk assessment                                        90%      Dec 1999
     Contingency planning                                   85%      Dec 1999
     Testing as applicable                                  90%      Dec 1999

   The Company's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but the Company will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   The Company estimates that the cost of the Y2K project will be approximately $650,000 to $750,000, of which about one-half will be capital costs. Approximately $650,000 of these costs have been incurred to date, and any remaining costs will be funded through operating cash flow. These costs include the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

   Due to the general uncertainty inherent in the Y2K process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. The Company does not anticipate more than temporary isolated disruptions attributed to Y2K issues to affect either the Company or its primary vendors. The Company is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt,
(3) disruption of power at retail sites, and (4) cash collection and disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, the Company believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts will escalate as the Company continues to receive and evaluate responses from all of its primary merchandise vendors and service providers. These contingency plans are scheduled to be complete by the end of the year.

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

FORWARD-LOOKING STATEMENTS

   Some of the matters discussed in this quarterly report contain "forward-looking" statements regarding the Company's future business which are subject to inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Company that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Company is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive pressures such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; available product for processing and processing efficiencies at the Company's fuel terminal; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; unexpected outcome of litigation; adverse liquidity situations; unanticipated general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; and unexpected liabilities.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company believes that its operations are subject to insignificant market risks related to variable interest rates and commodity prices. On the first day of the third quarter, the Company repaid its primary bank debt in full with the proceeds of new fixed rate financing. However, the Company is currently pursuing a new line of credit with interest expense to be calculated according to the prime rate of interest, which is subject to change. Thus, if that new debt is put into place, an increase in the prime rate would result in an increase in its interest expense.

   The Company is subject to the market risk of increasing commodity prices and sometimes is a party to commodity futures and forward contracts to hedge that risk. Open positions under commodity futures and forward contracts were not significant at the end of the third quarter of 1999.

                      EXHIBITS AND REPORTS ON FOR 8-K

Exhibits

   27                Financial Data Schedule.

Reports on Form 8-K

   None.


                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFP Marketing Company, Inc.
                                      Registrant

Date:  November 15, 1999              By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  November 15, 1999              By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer