Form 10-K/A
period 1998-12-27
FFP MARKETING CO INC
filed 1999-12-10
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-K/A-2

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

                             Common Shares 3,818,747

                    (Number of shares outstanding as of March 30, 1999)

   FFP Marketing Company, Inc. (the "Company") files this Amendment Number 2 to Form 10-K for its fiscal year 1998 to updated certain information in Part III, items 10-13.
                                          PART III


Item 10.  Directors and Executive Officers of the Registrant.

   Information required to be set forth in this item is included in the Proxy Statement filed by the Company on December 10, 1999 regarding its 1999 shareholder meeting to be held on December 22, 1999. Such information is incorporated herein by this reference.


Item 11.  Executive Compensation.

   Information required to be set forth in this item is included in the Proxy Statement filed by the Company on December 10, 1999 regarding its 1999 shareholder meeting to be held on December 22, 1999. Such information is incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Information required to be set forth in this item is included in the Proxy Statement filed by the Company on December 10, 1999 regarding its 1999 shareholder meeting to be held on December 22, 1999. Such information is incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions.

   Information required to be set forth in this item is included in the Proxy Statement filed by the Company on December 10, 1999 regarding its 1999 shareholder meeting to be held on December 22, 1999. Such information is incorporated herein by this reference.

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 10, 1999           FFP Marketing Company, Inc.
                                    (Registrant)


                                    By: /s/ Craig T. Scott
                                        Craig T. Scott
                                        Vice President - Finance