Form 10-Q/A
period 1998-03-29
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                 FORM 10-Q/A




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

                          FFP MARKETING COMPANY, INC.
                                Form 10-Q/A
                               March 29, 1998

   FFP Marketing Company, Inc. (the "Company") amends and entirely restates its Form 10-Q Quarterly Report for the Company's first quarter of 1998 ended March 29, 1998, filed with the Securities and Exchange Commission on May 18, 1998.

   The Company is also amending its other 1998 quarterly reports, i.e., Form 10-Q Quarterly Report for its second quarter ended June 28, 1998, and Form 10-Q Quarterly Report for its third quarter ended September 27, 1998. All three of these amended quarterly reports are filed to reflect certain adjustments originally reported in the fourth quarter of 1998, as included in the Company's 1998 Form 10-K Annual Report for its year ended December 27, 1998, filed April 12, 1999. The adjustments did not result from a change made in accounting principles or practices of the Company but were made as a result of its own internal 1998 year end accounting review and, to a lesser extent, its 1998 year end audit. The reasons are set forth below.

   These adjustments do not alter the net income (loss) reported for the fiscal year ended December 27, 1998, as shown in the table below. The adjustments are summarized for each of the three-month periods as follows:

                                    Three Months Ended               Year Ended
                            Mar. 29,  June 28, Sept.27  Dec. 28,       Dec. 27,
                              1998     1998      1998    1998            1998
                                      (In thousands)

Net income/(loss) as
  originally reported         $336    $(203)     $613  $(1,209)         $(463)
Adjustments                    (59)    (137)     (219)     415              0
Net income/(loss) as
  as adjusted                 $277    $(340)     $394    $(794)         $(463)

Per share amounts -
   Net income/(loss)
       per share - basic    $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - basic    $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)

   Net income/(loss)
       per share - diluted  $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - diluted  $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)


   The reasons for adjustments for the three month period ended March 29, 1998, are summarized as follows:

                                                       Three Months
                                                      (In thousands)
Reversal of duplicate billing of miscellaneous
     revenues                                               $ (3)
Recording additional gain on sale of property                 15
Additional depreciation at closed locations                  (19)
Adjustment to reconcile inventory at 25 closed
     locations                                               (83)
Income tax benefit of foregoing adjustments                   31

      Total adjustments                                     $(59)

               FFP Marketing Company, Inc., and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                March 29,   December 28,
                                                  1998         1997
                                              (Restated)

                   Assets

Current Assets -
    Cash and cash equivalents                      $9,802      $9,389
    Trade receivables                              12,515      10,732
    Receivables from affiliates                     2,244         426
    Notes receivable                                  736         737
    Inventories                                    15,618      15,820
    Prepaid expenses and other                      1,235       1,077
        Total current assets                       42,150      38,181
Property and equipment, net                        32,019      32,095
Other assets, net                                   5,389       5,054
        Total Assets                              $79,558     $75,330

    Liabilities and Stockholders' Equity

Current Liabilities -
    Current installments of long-term debt         $7,991      $1,208
    Current installments of obligation under
        capital lease                                 622         917
    Accounts payable                               15,871      15,319
    Money orders payable                           13,512      11,299
    Accrued expenses                               11,011       9,623
        Total current liabilities                  49,007      38,366
Long-term debt, excluding current installments     14,811      21,465
Obligations under capital lease, excluding
     current installments                           3,068       3,110
Deferred income taxes                               3,409       3,259
Other liabilities                                   2,723       2,866
        Total Liabilities                          73,018      69,066
Stockholders' Equity
    Common stock and retained earnings             22,478      22,202
    Reduction for joint debt obligations          (15,938)    (15,938)
        Total Stockholders' Equity                  6,540       6,264
  Total Liabilities and Stockholders' Equity      $79,558     $75,330

         See accompanying notes to condensed consolidated financial statements.

                  FFP Marketing Company, Inc., and Subsidiaries
                       Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                                                 Three Months Ended
                                               March 29,   March 30,
                                                 1998        1997
                                              (Restated)
Revenues
    Motor fuel                                    $76,345     $77,117
    Merchandise                                    22,579      13,987
    Miscellaneous                                   2,331       1,698
        Total Revenues                            101,255      92,802

Costs and Expenses
    Cost of motor fuel                             69,867      72,650
    Cost of merchandise                            15,599      10,173
    Direct store expenses                          10,666       6,950
    General and administrative expenses             3,120       2,745
    Depreciation and amortization                   1,339       1,121
        Total Costs and Expenses                  100,591      93,639

Operating Income/(Loss)                               664       (837)
    Interest expense                                  201         291

Income/(loss) before income taxes                     463     (1,128)

    Income tax expense
        Current                                        16           0
        Deferred                                      170         134
        Total                                         186         134

Net Income/(Loss)                                    $277    $(1,262)


Net income/(loss) per share -
    Basic                                           $0.07     $(0.33)
    Diluted                                          0.07      (0.33)

Weighted average number of common shares
outstanding -
    Basic                                           3,779       3,779
    Diluted                                         3,827       3,779


        See accompanying notes to condensed consolidated financial statements.

                FFP Marketing Company, Inc., and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                   Three Months Ended
                                                  March 29,   March 30,
                                                    1998        1997
                                                 (Restated)

Cash Flows from Operating Activities -
    Net income/(loss)                                $277     $(1,262)
    Adjustments to reconcile net income/(loss)
    to cash provided by operating activities -
           Depreciation and amortization            1,339       1,121
           Deferred income tax expense                170         134
           Net change in operating assets
            and liabilities                           (27)      5,030
    Net cash provided by operating activities       1,759       5,023

Cash Flows from Investing Activities -
    Additions of property and equipment, net       (1,138)     (3,636)
    Net cash (used) by investing activities        (1,138)     (3,636)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                            (208)     (1,178)
    Net cash (used) by financing activities          (208)     (1,178)

Net Increase in cash  and cash equivalents            413         209

Cash and cash equivalents at beginning of
     period                                         9,389       8,244
Cash and cash equivalents at end of period         $9,802      $8,453




         See accompanying notes to condensed consolidated financial statements.

                  FFP Marketing Company, Inc., and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                March 29, 1998
                                  (Restated)
                                 (Unaudited)

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

   The condensed consolidated balance sheet as of March 29, 1998, and the consolidated statements of operations and condensed consolidated statements of cash flows for the three month periods ended March 29, 1998, and March 30, 1997, have not been audited. These financial statements for the period ending March 29, 1998, have been restated to reflect certain adjustments originally made by the Company in its financial statements for the year ended December 27, 1998, which were attributable to the period ended March 29, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 29, 1998, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

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

   These operating results for the period ending March 28, 1998, have been restated to reflect certain adjustments originally made by the Company in its financial statements for the year ended December 27, 1998, which were attributable to the period ended March 29, 1998.


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

   Merchandise sales increased $8,592,000 (61.4%) in the first quarter 1998 due to the sales at the convenience stores acquired in December 1997. Merchandise gross profit increased $3,116,000 (83.0%) as a result of the additional merchandise sales and an improvement in the margin on merchandise sales to 30.9% in 1998 from 27.3% in 1997. The improved merchandise margin is the result of the management's emphasis on strengthening this key aspect of the Company's operations.

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

   Depreciation and amortization increased $218,000 (19.4%) in the current quarter. This increase is the net of increased depreciation related to the relatively high level of property additions during 1997 (primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements), depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 operating convenience stores, and depreciation of equipment at the Company's fuel terminal, offset by the reduction in depreciation on buildings that were retained by FFP Partners in the December 1997 restructuring, mentioned above.

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


Liquidity and Capital Resources

   The Company's working capital at the end of the first quarter was a negative $6,857,000 as compared to a negative $185,000 at year end 1997. This change resulted primarily from the reclassification to current liabilities of the bridge loan used to finance the acquisition of the December 1997 convenience store purchase. The Company expects to complete the refinancing of this debt with a term loan by the end of the second quarter 1998. Although the terms of the permanent financing are being negotiated, the Company expects that the bridge loan will be replaced with fully amortizing loan with a term of 12 to 15 years.

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

                                  FFP Marketing Company, Inc.
                                  Registrant

Date:  March 13, 2000             By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  March 13, 2000             By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer