Form 10-Q/A
period 1998-06-28
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

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

                            FFP MARKETING COMPANY, INC.
                                   Form 10-Q/A
                                  June 28, 1998


   FFP Marketing Company, Inc. (the "Company") amends and entirely restates its Form 10-Q Quarterly Report for the Company's second quarter of 1998 ended June 28, 1998, filed with the Securities and Exchange Commission on August 17, 1998.

   The Company is also amending its other 1998 quarterly reports, i.e., Form 10-Q Quarterly Report for its first quarter ended March 29, 1998, and Form 10-Q Quarterly Report for its third quarter ended September 27, 1998. All three of these amended quarterly reports are filed to reflect certain adjustments originally reported in the fourth quarter of 1998, as included in the Company's 1998 Form 10-K Annual Report for its year ended December 27, 1998, filed April 12, 1999. The adjustments did not result from a change made in accounting principles or practices of the Company but were made as a result of its own internal 1998 year end accounting review and, to a lesser extent, its 1998 year end audit. The reasons are set forth below.

   These adjustments do not alter the net income (loss) reported for the fiscal year ended December 27, 1998, as shown in the table below. The adjustments are summarized for each of the three-month periods as follows:


                                    Three Months Ended               Year Ended
                           Mar. 29,  June 28, Sept. 27  Dec. 28,       Dec. 27,
                             1998      1998      1998     1998           1998
                                         (In thousands)
Net income/(loss) as
  originally reported        $ 336    $(203)    $ 613  $(1,209)         $(463)
Adjustments                    (59)    (137)     (219)     415              0
Net income/(loss)
  as adjusted                $ 277    $(340)    $ 394    $(794)         $(463)

Per share amounts -
   Net income/(loss)
       per share - basic    $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - basic    $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)

   Net income/(loss)
       per share - diluted  $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - diluted  $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)


   The reasons for adjustments for the three and six month periods ended June 28, 1998, are summarized as follows:
                                                     Three Months  Six Months
                                                            (In thousands)

Reverse duplicate billing of miscellaneous revenues        $ (7)   $ (10)
Expense small EPA fees at 450 locations                      (7)      (7)
Record additional gain on sale of property                    0       15
Additional depreciation at closed locations                 (86)    (105)
Adjustment to reconcile inventory at 25 closed locations   (109)    (192)
Income tax benefit of foregoing adjustments                  72      103

    Total adjustments                                     $(137)  $ (196)

                   FFP Marketing Company, Inc., and Subsidiaries
                       Condensed Consolidated Balance Sheets
                                  (In thousands)
                                    (Unaudited)

                                               June 28,    December 28,
                                                 1998         1997
                                              (Restated)
                   Assets

Current Assets -
    Cash and cash equivalents                      $8,224      $9,389
    Trade receivables                              13,813      10,732
    Notes receivable from affiliates                1,828         426
    Notes receivable                                  736         737
    Inventories                                    16,187      15,820
    Prepaid expenses and other                      1,804       1,077
        Total current assets                       42,592      38,181
Property and equipment, net                        32,771      32,095
Note receivable from affiliate                     13,630           0
Other assets, net                                   5,502       5,054
        Total Assets                              $94,495     $75,330

    Liabilities and Stockholders' Equity

Current Liabilities -
    Current installments of long-term debt         $1,556      $1,208
    Current installments of obligation under
       capital lease                                  648         917
    Accounts payable                               15,574      15,319
    Money orders payable                           11,712      11,299
    Accrued expenses                               12,276       9,623
        Total current liabilities                  41,766      38,366
Long-term debt, excluding current installments 21,182 21,465 Obligations under capital lease, excluding
     current installments                           3,214       3,110
Deferred income taxes                               3,616       3,259
Other liabilities                                   2,578       2,866
        Total Liabilities                          72,356      69,066
Stockholders' Equity
    Common stock and retained earnings             22,139      22,202
    Reduction for joint debt obligations                0    (15,938)
        Total Stockholders' Equity                 22,139       6,264
    Total Liabilities and Stockholders' Equity    $94,495     $75,330

       See accompanying notes to condensed consolidated financial statements.

                  FFP Marketing Company, Inc., and Subsidiaries
                      Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                                   Three Months Ended    Six Months Ended
                                  June 28,   June 29,    June 28,   June 29,
                                    1998       1997       1998       1997
                                  (Restated)           (Restated)

Revenues
    Motor fuel                     $85,059  $82,209     $161,404 $159,326
    Merchandise                     24,902   15,482       47,481   29,469
    Miscellaneous                    2,601    1,631        4,932    3,329
        Total Revenues             112,562   99,322      213,817  192,124

Costs and Expenses
    Cost of motor fuel              78,535   76,660      148,402  149,310
    Cost of merchandise             17,455   10,694       33,054   20,867
    Direct store expenses           11,208    6,691       21,874   13,533
    General and administrative
       expenses                      4,355    3,053        7,475    5,906
    Depreciation and amortization    1,434    1,393        2,773    2,514
        Total Costs and Expenses   112,987   98,491      213,578  192,130

Operating Income/(Loss)               (425)     831          239       (6)
    Interest expense                   119      357          320      648

Income/(loss) before income taxes     (544)     474          (81)    (654)

    Income tax expense/(benefit)
        Current                        (22)       0          (6)        0
        Deferred                      (182)     134         (12)      268
        Total                         (204)     134         (18)      268

Net Income/(Loss)                    $(340)    $340        $(63)    $(922)


Net income/(loss) per share -
    Basic                           $(0.09)   $0.09      $(0.02)   $(0.24)
    Diluted                          (0.09)    0.09       (0.02)    (0.24)

Weighted average number of
common shares outstanding -
    Basic                            3,779    3,779       3,779     3,779
    Diluted                          3,911    3,797       3,877     3,824

       See accompanying notes to condensed consolidated financial statements.

                   FFP Marketing Company, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                    (Unaudited)

                                                Six Months Ended
                                               June 28,      June 29,
                                                 1998         1997
                                              (Restated)

Cash Flows from Operating Activities -
   Net income/(loss)                               $(63)      $(922)
   Adjustments to reconcile net income/(loss)
     to cash provided by operating activities -
   Depreciation and amortization                  2,773       2,514
   Deferred income tax expense/(benefit)            (12)        268
   Net change in operating assets                (1,739)      4,672
       and liabilities
    Net cash provided by operating activities       959       6,532

Cash Flows from Investing Activities -
    Advances from affiliate, net of reduction
       for joint debt obligations                 1,165           0
    Additions of property and equipment, net     (3,189)     (5,822)
    Net cash (used) by investing activities      (2,024)     (5,822)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                          (100)        (47)
    Net cash (used) by financing activities        (100)        (47)

Net Increase/(Decrease) in cash  and cash        (1,165)        663
   equivalents

Cash and cash equivalents at beginning of
   period                                          9,389      8,244
Cash and cash equivalents at end of period        $8,224     $8,907



       See accompanying notes to condensed consolidated financial statements.

                        FFP MARKETING COMPANY, INC.
            Notes to Condensed Consolidated Financial Statements
                               June 28, 1998
                                (Restated)
                                (Unaudited)

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

   The condensed consolidated balance sheet as of June 28, 1998, and the consolidated statements of operations and condensed consolidated statements of cash flows for the three and six month periods ended June 28, 1998, and June 29, 1997, have not been audited. These financial statements for the periods ending June 28, 1998, have been restated to reflect certain adjustments originally made by the Company in its financial statements for the year ended December 27, 1998, which were attributable to the periods ended June 28, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 28, 1998, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

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
                                            June 28, June 29, June 28, June 29,
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

   The number of options that could potentially dilute basic income/(loss) per share in the future that were not included in the computation of diluted income/(loss) per share because to do so would have been antidilutive were -0-and 70,000 in the three months ended 1998 and 1997, respectively, and were -0-and 50,000 in the six months ended 1998 and 1997, respectively.



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


Results of Operations

Fuel Sales and Margins

                         Second  Quarter              Year-to-Date
                                Change                             Change
                1998     1997    Amount Percent   1998     1997  Amount  Percent
                            In thousands, except per gallon data

Fuel sales     $85,059  $82,209  $2,850  3.5%   $161,404  $159,326  $2,078  1.3%
Fuel margin      6,524    5,549     975 17.6%     13,002    10,016   2,986 29.8%
Gallons sold
   Retail       61,764   50,856  10,908  21.4%   119,259    99,717  19,542 19.6%
   Wholesale    27,373   24,096   3,277  13.6%    47,216    42,248   4,968 11.8%
   Total        89,137   74,952  14,185  18.9%   166,475   141,965  24,510 17.3%
Margin per
 gallon (cents)
  Retail           9.7      9.5     0.2   2.1%      10.1       8.8   1.3  14.8%
  Wholesale        1.7      2.6    (0.9)(34.6%)      2.0       2.5  (0.5)(20.0%)

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


Merchandise Sales and Margin

                           Second  Quarter              Year-to-Date
                                    Change                           Change
                  1998     1997  Amount Percent   1998    1997   Amount  Percent
                     In thousands, except average weekly sales data

Mdse sales      $24,902  $15,482  $9,420 60.8%  $47,481  $29,469  $18,012  61.1%
Mdse margin       7,447    4,788   2,659 55.5%   14,427    8,602    5,825  67.7%
Margin percentage,
   convenience stores and
   truck stops    29.2%    29.3%  (0.1%)(0.3%)    29.7%    27.4%     2.3%   8.4%
Average weekly
   mdse sales -
 Convenience
   stores       $9,624   $10,130  $(506)(5.0%)    8,936    9,659   (723)  (7.5%)
 Truck stops    17,685    18,592   (907)(4.9%)   16,951   17,700   (749)  (4.2%)

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

   Direct store expenses are those expenses, such as salaries, utilities, repair, maintenance, and rent, that are directly attributable to the operation of the Company's retail outlets. These expenses increased $4,517,000 (67.5%) in the quarter and $8,341,000 (61.6%) in the year-to-date period due in part to the expenses of operating the additional outlets acquired in December 1997. In addition, as a result of the restructuring by which FFP Marketing was formed, the Company now pays rent on a number of locations that were formerly owned by the Company. This additional rent, approximately $216,000 per month, is reflected in direct store expenses.

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

   Depreciation and amortization increased $41,000 (2.9%) in the second quarter and $259,000 (10.3%) in the year-to-date period. These changes reflect the increased depreciation related to the relatively high level of property addition during 1997, which were primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements, depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 convenience stores, and depreciation of equipment at the Company's fuel terminal (which began operating in June 1997), offset by the reduction in depreciation on the buildings that were retained by FFP Partners in the December 1997 restructuring mentioned above.

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


Liquidity and Capital Resources

   The Company's working capital at the end of the second quarter was $826,000 as compared to a negative $185,000 at year end 1997. This change resulted from the agreement among the Company, FFP Partners, and the Company's primary bank lender to restructure the debt due to the lender for which FFPLP had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender will permit FFP Marketing to make a loan to FFP Partners for approximately $14,773,000 (the current balance of the debt due the lender for which FFPLP had retained liability). The interest rate and repayment terms of this loan will mirror such terms of the debt to the lender. The loan will be secured by all real estate owned by FFP Partners and the loan will be pledged as additional collateral on the debt to the lender. In addition, all proceeds received by the Company from the loan to FFPLP must be applied to the term loan of the lender to the Company, and FFP Marketing Company, Inc., will be added as a primary obligor under the Loan Agreement. Since the repayment terms of this loan will mirror the repayment terms of the debt to the lender, the Company has a current receivable equivalent to the current amount due on the debt. In addition, since there is no longer any joint liability on the debt obligations to the lender, the reduction of stockholders' equity for such liability has been removed as of June 28, 1998.

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