Form 10-Q/A
period 1998-09-27
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

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

                            FFP MARKETING COMPANY, INC.
                                  Form 10-Q/A
                               September 27, 1998

   FFP Marketing Company, Inc. (the "Company") amends and entirely restates its Form 10-Q Quarterly Report for the Company's third quarter of 1998 ended
September 27, 1998, filed with the Securities and Exchange Commission on November 16, 1998.

   The Company is also amending its other 1998 quarterly reports, i.e., Form 10-Q Quarterly Report for its first quarter ended March 29, 1998, and Form 10-Q Quarterly Report for its second quarter ended June 28, 1998. All three of these amended quarterly reports are filed to reflect certain adjustments originally reported in the fourth quarter of 1998, as included in the Company's 1998 Form 10-K Annual Report for its year ended December 27, 1998, filed April 12, 1999. The adjustments did not result from a change made in accounting principles or practices of the Company but were made as a result of its own internal 1998 year end accounting review and, to a lesser extent, its 1998 year end audit. The reasons are set forth below.

   These adjustments do not alter the net income (loss) reported for the fiscal year ended December 27, 1998, as shown in the table below. The adjustments are summarized for each of the three-month periods as follows:

                                     Three Months Ended              Year Ended
                            Mar. 29, June 28,  Sept. 27,  Dec. 28,     Dec. 27,
                              1998     1998      1998     1998           1998
                                         (In thousands)

Net income/(loss) as
  originally reported         $336    $(203)     $613  $(1,209)         $(463)
Adjustments                    (59)    (137)     (219)     415              0
Net income/(loss)
  as adjusted                 $277    $(340)     $394    $(794)         $(463)

Per share amounts -
   Net income/(loss)
       per share - basic    $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - basic    $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)

   Net income/(loss)
       per share - diluted  $ 0.09   $(0.05)   $ 0.16   $(0.32)        $(0.12)
   Effect of adjustments    $(0.02)  $(0.04)   $(0.06)  $ 0.12         $ 0.00
   Net income/(loss)
       per share - diluted  $ 0.07   $(0.09)   $ 0.10   $(0.20)        $(0.12)


   The reasons for adjustments for the three and nine month periods ended September 27, 1998, are summarized as follows:

                                                       Three Months  Nine Months
                                                            (In thousands)

Record rent expense at location 849                        $(10)       $ (10)
Record management fee income                                 17           17
Reverse duplicate billing of miscellaneous revenues           0          (10)
Expense small EPA fees at 450 locations                     (12)         (19)
Record additional gain on sale of property                    0           15
Additional depreciation at closed locations                 (19)        (124)
Adjustment to reconcile inventory at 25 closed locations   (310)        (502)
Income tax benefit of foregoing adjustments                 115          218

      Total adjustments                                   $(219)      $ (415)

                  FFP Marketing Company, Inc., and Subsidiaries
                       Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                               September 27,   December 28,
                                                    1998          1997
                                                (Restated)
                   Assets

Current Assets -
    Cash and cash equivalents                      $9,646        $9,389
    Trade receivables                              15,389        10,732
    Notes receivable from affiliates                1,696           426
    Notes receivable                                  752           737
    Inventories                                    15,813        15,820
    Prepaid expenses and other                      2,350         1,077
        Total current assets                       45,646        38,181
Property and equipment, net                        32,991        32,095
Note receivable from affiliate                     13,344             0
Other assets, net                                   5,897         5,054
        Total Assets                              $97,878       $75,330

    Liabilities and Stockholders' Equity

Current Liabilities -
    Current installments of long-term debt         $1,556        $1,208
    Current installments of obligation under
        capital lease                                 638           917
    Accounts payable                               15,954        15,319
    Money orders payable                           14,809        11,299
    Accrued expenses                               10,400         9,623
        Total current liabilities                  43,357        38,366
Long-term debt, excluding current installments     22,755        21,465
Obligations under capital lease, excluding
     current installments                           2,870         3,110
Deferred income taxes                               3,727         3,259
Other liabilities                                   2,616         2,866
        Total Liabilities                          75,325        69,066
Stockholders' Equity
    Common stock and retained earnings             22,553        22,202
    Reduction for joint debt obligations                0       (15,938)
        Total Stockholders' Equity                 22,553         6,264
 Total Liabilities and Stockholders' Equity        $97,878       $75,330

       See accompanying notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc., and Subsidiaries
                       Consolidated Statements of Operations
                        (In thousands, except per share data)
                                    (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                  Sept 27, Sept 28,       Sept 27,  Sept 28,
                                    1998     1997           1998      1997
                                  (Restated)             (Restated)

Revenues
    Motor fuel                     $77,871    $79,032    $239,275   $238,257
    Merchandise                     24,199     15,633      71,680     45,114
    Miscellaneous                    2,367      1,394       7,299      4,702
        Total Revenues             104,437     96,059     318,254    288,073

Costs and Expenses
    Cost of motor fuel              70,402     73,472     218,803    222,686
    Cost of merchandise             16,356     10,853      49,411     31,719
    Direct store expenses           11,283      7,035      33,157     20,567
    General and administrative
         expenses                    3,807      3,008      11,282      8,901
    Depreciation and amortization    1,537      1,472       4,310      3,986
        Total Costs and Expenses   103,385     95,840     316,963    287,859

Operating Income/(Loss)              1,052        219       1,291        214
    Interest expense                   349        460         669      1,108


Income/(loss) Before Income Taxes      703       (241)        622       (894)

    Income tax expense/(benefit)
        Current                         22          0          16          0
        Deferred                       287        134         275        403
        Total                          309        134         291        403

Net Income/(Loss)                     $394      $(375)       $331    $(1,297)


Net income/(Loss) Per Share -
    Basic                            $0.10     $(0.10)      $0.09     $(0.35)
    Diluted                           0.10      (0.10)       0.09      (0.35)

Pro Forma Information (note 5) -
    Historical income/(loss) before taxes        (241)                  (894)
    Pro forma income tax (benefit)               (94)                   (349)
Pro Forma Net Income/(Loss)                    $(147)                  $(545)
Pro Forma Net Income/(Loss) Per Share -
         Basic                                $(0.04)                 $(0.14)
         Diluted                               (0.04)                  (0.14)



       See accompanying notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc., and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                    (Unaudited)

                                                   Nine Months Ended
                                               September 27,   September 28,
                                                   1998            1997
                                                (Restated)
Cash Flows from Operating Activities -
    Net income/(loss)                                $331       $(1,297)
    Adjustments to reconcile net income/(loss)
      to cash provided by operating activities -
         Depreciation and amortization              4,310         3,986
         Deferred income tax expense                  468           403
         Net change in operating assets
          and liabilities                          (1,243)        2,750
    Net cash provided by operating activities       3,866         5,842

Cash Flows from Investing Activities -
    Advances from affiliate, net of reduction for
         joint debt obligations                       905             0
     Additions/(reductions) in notes receivable      (772)           92
    Additions of property and equipment, net       (4,881)       (7,127)
    Net cash (used) by investing activities        (4,748)       (7,035)

Cash Flows from Financing Activities -
    Proceeds from exercise of stock options            20             0
    Net borrowings under credit facilities          1,119           203
    Net cash provided by financing activities       1,139           203

Net Increase/(Decrease) in cash and cash
  equivalents                                         257          (990)

Cash and cash equivalents at beginning of
   period                                           9,389         8,244
Cash and cash equivalents at end of period         $9,646        $7,254


       See accompanying notes to Condensed Consolidated Financial Statements.

              FFP Marketing Company, Inc., and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                           September 27, 1998
                              (Restated)
                              (Unaudited)

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

   The Condensed Consolidated Balance Sheet as of September 27, 1998, and the Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 27, 1998, and September 28, 1997, have not been audited. These financial statements for the periods ending September 27, 1998, have been restated to reflect certain adjustments originally made by the Company in its financial statements for the year ended December 27, 1998, which were attributable to the periods ended September 27, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the Company's financial position as of September 27, 1998, and the results of operations and cash flows for the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

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

   Effective June 28, 1998, the Company, the Company's primary bank lender and FFP Partners reached an agreement to restructure the debt due to the lender for which FFP Partners had retained the liability in connection with its December 1997 restructuring. The Company acquired its operations in connection with the December 1997 restructuring of FFP Partners. Under the June 1998 agreement, the lender permitted a subsidiary of the Company to loan FFP Partners approximately $14,773,000 (the then current balance on the debt due to the lender for which FFP Partners had retained liability in the restructuring) and agreed to release FFP Partners from all obligations under the Loan Agreement covering its loans to the Company. The interest rate and repayment terms of the loan to FFP Partners mirror such terms (which are unchanged from year end 1997) of the debt to the lender. The revised agreement with the lender also required that the loan be secured by all real estate owned by FFP Partners and be pledged as additional collateral on the debt to the lender, that all proceeds received by the Company from the loan to FFP Partners be applied to the term loan of the lender to the Company, and that the Company be added as a primary obligor under the Loan Agreement. As a result of that agreement, joint liability no longer exists on the debt obligations to the lender, and the reduction in the Company's stockholders' equity for such liability was removed as of June 28, 1998.


3.  Income/(Loss) per Share

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the fourth quarter of 1997. Income/(loss) per share amounts for 1997 periods have been restated to conform to the new presentation. A reconciliation of the denominators of the basic and diluted income/(loss) per share calculations for the 1998 and 1997 periods follows:

                                          Three Months Ended   Six Months Ended
                                           Sept 27, Sept 28,   Sept 27, Sept 28,
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


Results of Operations

Fuel Sales and Margins


                              Third  Quarter               Year-to-Date
                                    Change                            Change
                   1998    1997  Amount   Percent  1998     1997  Amount Percent
                           (In thousands, except per gallon data)

Fuel sales      $77,871 $79,032 $(1,161) (1.5%)  $239,275 $238,257 $1,018   0.4%
Fuel margin       7,469   5,560   1,909  34.3%     20,472   15,571  4,901  31.5%
Gallons sold
   Retail        59,070  49,800   9,270  18.6%    178,329  149,517 28,812  19.3%
   Wholesale     26,062  21,668   4,394  20.3%     73,278   63,916  9,362  14.6%
   Total         85,132  71,468  13,664  19.1%    251,607  213,433 38,174  17.9%
Margin per
gallon(cents)
   Retail          11.7    9.9     1.8   18.2%       10.6    9.2      1.4  15.2%
   Wholesale        1.8    2.0    (0.2) (10.0%)       1.9    2.3    (0.4)(17.4%)

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


Merchandise Sales and Margins


                              Third  Quarter               Year-to-Date
                                     Change                           Change
                     1998  1997  Amount Percent      1998   1997  Amount Percent
                          (In thousands, except average weekly sales data)

Mdse sales        $24,199 $15,633 $8,566 54.8%   $71,680  $45,114  $26,566 58.9%
Mdse margin         7,843   4,780  3,063 64.1%    22,269   13,395    8,874 66.2%
Margin percentage,
  convenience stores and
  truck stops       31.8%   29.0%   2.8%  9.7%     30.4%    27.9%     2.5%  9.0%
Average weekly
  mdse sales per store:
 Convenience
    stores         $9,465 $10,258 $(793)(7.7%)    $9,122   $9,852   $(730)(7.4%)
 Truck stops       18,014  17,224   790  4.6%     17,305   16,469     836  5.1%

  Merchandise sales and merchandise margins increased significantly in the third quarter and the year-to-date period principally from operations at the additional 94 convenience stores acquired in December 1997. Merchandise sales increased by 54.8% and 58.9% in the three and nine month periods, respectively. At the same time, merchandise margins also improved significantly for the same periods, by 64.1% and 66.2%, respectively.

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

   Direct store expenses are those expenses, such as salaries, utilities, repair, maintenance, and rent, that are directly attributable to the operation of the Company's retail outlets. These expenses increased by $4,248,000 (60.4%) in the third quarter and $12,590,000 (61.2%) in the year-to-date period due in part to the expenses of operating the additional outlets acquired in December 1997. In addition, as a result of the restructuring by which the Company was formed, the Company now pays rent on a number of locations that were formerly owned by the Company. This additional rent of approximately $216,000 per month is reflected in direct store expenses.

   General and administrative expenses increased by $799,000 (26.6%) and $2,381,000 (26.7%) in the third quarter and year-to-date periods, respectively. These increases are principally due to the additional field supervisory personnel to oversee the operations of the convenience stores acquired in December 1997, operating costs at the Company's fuel terminal which began operations in June 1997, and increased bad debt expenses related to the Company's money order activities.

   Depreciation and amortization expenses increased by $65,000 (4.4%) and $324,000 (8.1%) in the third quarter and year-to-date periods, respectively. These increases resulted from the relatively high level of property addition during 1997, which were primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements, depreciation of the fixtures and equipment acquired in the December 1997 purchase of the 94 convenience stores, and depreciation of equipment at the Company's fuel terminal which began operating in June 1997, offset by the reduction in depreciation on the buildings that were retained by FFP Partners in the December 1997 restructuring mentioned above.

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

Liquidity and Capital Resources

   The Company's working capital at the end of the third quarter was $2,289,000, which compared favorably to a negative $185,000 of working capital at year end 1997. This change resulted from improved operations in the first three quarters of 1998 and the agreement among the Company, the Company's primary bank lender and FFP Partners to restructure the debt due to the lender for which FFP Partners had retained the liability in connection with its December 1997 restructuring. Under that agreement in June 1998, the lender permitted the Company to loan FFP Partners approximately $14,773,000 (the then current balance of the debt due the lender for which FFP Partners had retained liability). The interest rate and repayment terms of that loan mirrors such terms of the debt to the lender. The loan is secured by all real estate owned by FFP Partners and the loan is pledged as additional collateral on the debt to the lender. In addition, all proceeds received by the Company from the loan to FFP Partners must be applied to the term loan of the lender to the Company, and the Company has been added as a primary obligor under the Loan Agreement. Since the repayment terms of this loan mirrors the repayment terms of the debt to the lender, the Company has a current receivable equivalent to the current amount due on the debt. In addition, since there is no longer any joint liability on the debt obligations to the lender, the reduction of stockholders' equity for such liability was removed as of June 28, 1998.

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

Year "2000" Computer Issues

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

Forward-Looking Statements

   Certain of the statements made in this report are forward-looking statements that involve inherent risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Factors that could cause actual results to differ materially from the statements made include, but are not limited to, the following: general economic conditions; business conditions in the local markets served by the Company's convenience stores, truck stops, gasoline outlets, and wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; changes in the cost of refined petroleum products or merchandise items sold by the Company; changes in the gross profit realized from sales of motor fuel or merchandise; employment problems; loss of key management personnel; changes in credit markets; increasing operating costs, including labor, repairs, maintenance, theft, and supplies; changes in laws or regulations affecting the Company's businesses; and unanticipated general and administrative expenses, including costs of expansion and financing.

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