Form 10-Q/A
period 1999-03-28
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q/A


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

                         FFP MARKETING COMPANY, INC.
                               Form 10-Q/A
                              March 28, 1999

   On March 13, 2000, FFP Marketing Company, Inc. (the "Company") filed an amended and restated Form 10-Q Quarter Report for its first quarter of 1998, in order to show certain adjustments made to its results for that quarter instead of the fourth quarter of 1998.

   The Company now amends and restates its Form 10-Q Quarterly Report for the first quarter of 1999 to reflect the amended results for the first quarter of 1998 in order to facilitate a comparison of 1999 results to the amended 1998 results.

   No change is made to the results for the first quarter of 1999 as previously reported.


                                  INDEX

                                                                Page
Part I

   Item 1.  Financial Statements                                  1
   Item 2. Management's Discussion and Analysis of Financial 7 Condition and Results of Operations
   Item 3.  Quantitative and Qualitative Disclosures About       13
            Market Risks
Part II

   Item 6.  Exhibits and Reports on Form 8-K                     13

Signatures                                                       14

                FFP Marketing Company, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In thousands)
                                 (Unaudited)
                                                      March 28,     December 27,
                                                         1999            1998
                     Assets

Current assets -
    Cash and cash equivalents                          $10,353          $9,537
    Trade receivables                                   15,923          11,901
    Notes receivable, current portion                      843           1,078
    Receivables from affiliates, current portion         2,161           1,923
    Inventories                                         19,058          15,439
    Deferred tax asset, net                              2,695           2,334
    Prepaid expenses and other                           1,787           1,386
        Total current assets                            52,820          43,598
Property and equipment, net                             40,035          33,602
Notes receivable from affiliates, excluding
    current portion                                     12,773          13,058
Other assets, net                                        5,992           6,782
        Total assets                                  $111,620         $97,040

      Liabilities and Stockholders' Equity

Current liabilities -
    Current installments of long-term debt              $1,936          $1,959
    Current installments of capital lease
         obligations                                       316             401
    Current installments of note payable
         to affiliate                                       99               0
    Accounts payable                                    18,578          16,254
    Due to affiliates                                      340               0
    Money orders payable                                 15,851          15,190
    Accrued expenses                                    12,460          14,351
        Total current liabilities                       49,580          48,155
Long-term debt, excluding current installments          25,139          18,421
Capital lease obligations, excluding current
   installments                                          4,873             955
Note payable to affiliate, excluding current
   installments                                          2,573               0
Deferred income taxes                                    5,198           4,913
Other liabilities                                        2,675           2,824
        Total liabilities                               90,038          75,268

Stockholders' equity -
    Common stock ($0.01 par value)                      22,235          22,235
    Accumulated deficit                                   (653)           (463)
        Total stockholders' equity                      21,582          21,772

 Total liabilities and stockholders' equity           $111,620         $97,040


      See accompanying Notes to Condensed Consolidated Financial Statements.

                    FFP Marketing Company, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                                                        Three Months Ended
                                                       March 28,     March 29,
                                                         1999          1998
                                                                    (Restated)
Revenues -
    Motor fuel                                         $72,687        $76,345
    Merchandise                                         25,758         22,579
    Miscellaneous                                        2,635          2,331
        Total revenues                                 101,080        101,255

Costs and expenses -
    Cost of motor fuel                                  66,386         69,867
    Cost of merchandise                                 17,780         15,599
    Direct store expenses                               11,552         10,666
    General and administrative expenses                  3,774          3,120
    Depreciation and amortization                        1,499          1,339
        Total costs and expenses                       100,991        100,591

Operating income                                            89            664
    Interest expense, net                                  356            201

Income/(loss) before income taxes                         (267)           463

    Income tax expense/(benefit) -
        Current                                              0             16
        Deferred                                           (77)           170
        Total                                              (77)           186

Net Income/(Loss)                                        $(190)          $277

Net income/(loss) per share -
    Basic                                               $(0.05)         $0.07
    Diluted                                              (0.05)          0.07

Weighted average number of common shares
outstanding -
    Basic                                                3,818          3,779
    Diluted                                              3,818          3,827



      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                        March 28,     March 29,
                                                          1999           1998
                                                                     (Restated)
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(190)          $277
    Adjustments to reconcile net income/(loss)
      to cash provided/(used) by operating activities -
           Depreciation and amortization                 1,499          1,339
           Deferred income tax expense/(benefit            (77)           170
           Net change in operating assets
                 and liabilities                        (3,012)           (27)
    Net cash provided/(used) by operating activities    (1,780)         1,759

Cash Flows from Investing Activities -
    Additions of property and equipment, net            (4,000)        (1,138)
    Net cash (used) by investing activities             (4,000)        (1,138)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                6,596           (208)
    Net cash provided/(used) by financing
        activities                                       6,596           (208)

Net increase in cash  and cash equivalents                 816            413

Cash and cash equivalents at beginning of period         9,537          9,389
Cash and cash equivalents at end of period             $10,353         $9,802



       See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                               March 28, 1999
                                 (Restated)
                                 (Unaudited)


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

                                   Retail
                                    and      Terminal
                                 Wholesale  Operations Eliminations Consolidated

                                            (In thousands)

First Quarter 1999
Revenues from external sources    $100,918      $162          $0      $101,080
Revenues from other segment              0     2,767      (2,767)            0
Depreciation and amortization        1,368       131           0         1,499
Income/(loss) before income taxes       12      (279)          0          (267)

First Quarter 1998
Revenues from external sources    $101,255        $0          $0      $101,255
Revenues from other segment              0       863        (863)            0
Depreciation and amortization        1,212       127           0         1,339
income/(loss) before income taxes       861      (398)          0           463

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


Merchandise Sales and Margins

                                               First     Quarter

                                                             Change  Change
                                           1999     1998     Amount  Percent
                               (In thousands, except average weekly sales data)

Mdse sales                               $25,758  $22,579   $3,179    14.1%
Mdse margin                                7,978    6,980      998    14.3%
Margin percentage, convenience
   stores and truck stops                   31.0%    31.3%    -0.3%   -1.0%
Average weekly mdse sales per store:
   Convenience stores                    $10,137   $8,257   $1,880    22.8%
   Truck stops                            16,629   16,217      412     2.5%

   Merchandise sales increased by $3,179,000 (14.1%) in the first quarter 1999. A principal factor for that increase was an increase in the sales price of tobacco products and additional sales from the additional stores purchased on February 26, 1999. Merchandise gross profit increased by $998,000 (14.3%) as a result of the additional merchandise sales while maintaining approximately the same percentage margin.


Other Income and Expenses

   Miscellaneous income rose from $2,331,000 in the first quarter of 1998 to $2,635,000 in the first quarter of 1999, a 13.0% increase. As with fuel and merchandise volumes, the increase in miscellaneous revenues was impacted favorably by the purchase of 25 additional stores on February 26, 1999. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

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

   Depreciation and amortization increased by $160,000 (11.9%) in the current quarter. This increase resulted from depreciation of property additions during 1998 (primarily associated with the upgrade of underground storage tanks to meet 1998 environmental requirements), depreciation of the fixtures and equipment acquired in the February 1999 acquisition of 25 additional convenience stores and truck stops, and depreciation of equipment at the Company's fuel terminal.

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