Form 10-Q/A
period 1999-06-27
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

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

                        FFP MARKETING COMPANY, INC.
                               Form 10-Q/A
                              June 27, 1999

   On March 13, 2000, FFP Marketing Company, Inc. (the "Company") filed an amended and restated Form 10-Q Quarter Report for its second quarter of 1998, in order to show certain adjustments made to its results for that quarter instead of the fourth quarter of 1998.

   The Company now amends and restates its Form 10-Q Quarterly Report for the second quarter of 1999 to reflect the amended results for the second quarter of 1998 in order to facilitate a comparison of 1999 results to the amended 1998 results.

   No change is made to the results for the second quarter of 1999 as previously reported.


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


      See accompanying Notes to Condensed Consolidated Financial Statements.

                    FFP Marketing Company, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                       (In thousands, except per share data)
                                    (Unaudited)

                             Three Months Ended          Six Months Ended
                         June 27, 1999 June 28, 1998 June 27, 1999 June 28, 1998
                                          (Restated)                  (Restated)

Revenues -
  Motor fuel                  $92,523       $85,059      $165,210      $161,404
  Merchandise                  29,896        24,902        55,654        47,481
  Miscellaneous                 2,563         2,601         5,147         4,932
    Total revenues            124,982       112,562       226,011       213,817

Costs and expenses -
  Cost of motor fuel           85,123        78,535       151,509       148,402
  Cost of merchandise          21,421        17,455        39,201        33,054
  Direct store expenses        12,720        11,208        24,272        21,874
  General and administrative
     expenses                   3,418         4,355         7,192         7,475
  Depreciation and
     amortization               1,669         1,434         3,168         2,773
    Total costs and expenses  124,351       112,987       225,342       213,578

Operating income/(loss)           631          (425)          669           239
  Interest income                 318            53           644           173
  Interest expense              1,002           172         1,633           493

Income/(loss) before
     income taxes                 (53)         (544)         (320)          (81)

 Income tax expense/(benefit) -
  Current                           0           (22)            0            (6)
  Deferred                         (8)         (182)          (85)          (12)
      Total                        (8)         (204)          (85)          (18)

Net income/(loss)                $(45)        $(340)        $(235)         $(63)

Net income/(loss) per share -
  Basic                        $(0.01)       $(0.09)       $(0.06)       $(0.02)
  Diluted                       (0.01)        (0.09)        (0.06)        (0.02)

Weighted average number of common shares outstanding -
  Basic                         3,818         3,779         3,818         3,779
  Diluted                       3,818         3,779         3,818         3,877


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP Marketing Company, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                        June 27,       June 28,
                                                          1999           1998
                                                                     (Restated)
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(235)          $(63)
    Adjustments to reconcile net income/(loss)
      to cash provided/(used) by operating activities -
         Depreciation and amortization                   3,168          2,773
         Deferred income tax expense/(benefit)             (85)           (12)
         Gain/(loss) on sales of property and equipment     77              0
         Net change in operating assets
             and liabilities                            (7,725)        (1,346)
    Net cash provided/(used) by operating activities    (4,800)         1,352

Cash Flows from Investing Activities -
    Repayments of advances to affiliate, net of
             reduction for joint debt obligations          714          1,165
    Purchases of property and equipment                 (8,917)        (3,449)
    Increase/(decrease) in notes receivable
             and other assets                              311           (133)
    Net cash (used) by investing activities             (7,892)        (2,417)


Cash Flows from Financing Activities -
    Proceeds from long-term debt and capital leases    494,657         19,397
    Payments on long-term debt and capital leases     (454,800)       (19,497)
    Cash held in escrow for refinancing                (23,646)             0
    Net cash provided/(used) by financing activities    16,211           (100)

Net increase in cash and cash equivalents                3,519         (1,165)

Cash and cash equivalents at beginning of period         9,537          9,389
Cash and cash equivalents at end of period             $13,056         $8,224


Supplemental Disclosure of Cash Flow Information

   The Company utilized cash to pay interest during the six months ended June 27, 1999 and June 28, 1998, in the amounts of $1,711,000 and $608,000, respectively.


       See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                June 27, 1999
                                 (Restated)
                                 (Unaudited)


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

                                   Retail
                                    and      Terminal
                                 Wholesale  Operations Eliminations Consolidated

                                            (In thousands)

Six Months Ended June 27, 1999
Revenues from external sources    $225,581      $430          $0      $226,011
Revenues from other segment              0     7,545      (7,545)            0
Depreciation and amortization        2,905       263           0         3,168
Income/(loss) before income taxes       65      (385)          0          (320)

Six Months Ended June 28, 1998
Revenues from external sources    $213,817        $0          $0      $213,817
Revenues from other segment              0     2,280      (2,280)            0
Depreciation and amortization        2,519       254           0         2,773
income/(loss) before income taxes       928      (847)          0           (81)

Second Quarter 1999
Revenues from external sources    $124,714      $268          $0      $124,982
Revenues from other segment              0     4,778      (4,778)            0
Depreciation and amortization        1,537       132           0         1,669
Income/(loss) before income taxes       53      (106)          0           (53)

Second Quarter 1998
Revenues from external sources    $112,562        $0          $0      $112,562
Revenues from other segment              0     1,417      (1,417)            0
Depreciation and amortization        1,307       127           0         1,434
income/(loss) before income taxes       (95)     (449)          0          (544)


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


Merchandise Sales and Margins

                          Second Quarter               Year-to-Date
                                     Change                            Change
                 1999     1998    Amount   %     1999      1998    Amount    %

                          (In thousands, except average weekly sales data)

Mdse sales      $29,896 $24,902  $4,994  20.1%  $55,654  $47,481  $8,173  17.2%
Mdse margin       8,475   7,447   1,028  13.8%   16,453   14,427   2,026  14.0%
Margin percentage,
 convenience stores
 and truck stops  28.3%   30.3%   (2.0%) (6.6%)   29.6%    30.8%   (1.2%) (3.9%)
Average weekly mdse sales -
  Convenience
      stores    $11,183  $9,624  $1,559  16.2%   10,767    8,936   1,831  20.5%
  Truck stops    16,834  17,685    (851) (0.1%)  16,945   16,951      (6) (0.0%)

   Merchandise sales increased by almost $5 million (20.1%) in the second quarter of 1999 and by over $8 million (17.2%) for the first half of 1999, when compared to the corresponding periods of 1998. A principal factor for the increase was an increase in the sales price of tobacco products and additional sales from the stores purchased on February 26, 1999. Merchandise gross profit increased by $1,028,000 (13.8%) and $2,026,000 (14.0%) for the three and six month periods of 1999, respectively, when compared to the corresponding periods of the prior year. Merchandise margins decreased by 6.6% and 3.9% for the three and six month periods of 1999, respectively, compared to the corresponding periods of the previous year. Although merchandise margins increased, in dollars, for the three and six month periods of 1999, overall merchandise margin percentages decreased for such periods because the Company's increased sales of cigarettes and beer during those periods were greater than its increased sales of higher margin products.


Other Income and Expenses

   Miscellaneous revenues, other than interest income, declined by $38,000 (1.5%), but improved by $215,000 (4.4%), for the three and six month periods in 1999, respectively, when compared to the same periods in 1998. Miscellaneous revenues for the second quarter decreased because of a reduction in money order fee income and in gain on sales of convenience stores, when compared to sales in the second quarter of 1998. Miscellaneous revenues increased for the six month period because additional stores were being operated in 1999. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

   Direct store expenses increased in the second quarter and first half of 1999 by $1,512,000 (13.5%) and $2,398,000 (11.0%), respectively, compared to corresponding periods in the prior year. The primary reason was attributable to operating the 25 additional stores acquired in February 1999.

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

   Depreciation and amortization increased by $235,000 (16.4%) in the current quarter. This increase resulted from depreciation of property and equipment additions during 1999, primarily comprised of the buildings capitalized under the 14 capital leases of buildings acquired in the February 1999 acquisition of stores and the fixtures and equipment at 25 stores acquired at the same time.

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

   The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is being planned for the remainder of the year. The following reflects management's assessment of the Company's Y2K state of readiness on June 27, 1999:


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