Form 10-Q/A
period 1999-09-26
FFP MARKETING CO INC
filed 2000-03-13
CIK 1050891

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

                        FFP MARKETING COMPANY, INC.
                               Form 10-Q/A
                           September 26, 1999

   On March 13, 2000, FFP Marketing Company, Inc. (the "Company") filed an amended and restated Form 10-Q Quarter Report for its third quarter of 1998, in order to show certain adjustments made to its results for that quarter instead of the fourth quarter of 1998.

   The Company now amends and restates its Form 10-Q Quarterly Report for the third quarter of 1999 to reflect the amended results for the first quarter of 1998 in order to facilitate a comparison of 1999 results to the amended 1998 results.

   No change is made to the results for the third quarter of 1999 as previously reported.



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


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                   Sept. 26,   Sept. 27,   Sept. 26,   Sept. 27,
                                      1999        1998        1999        1998
                                               (Restated)             (Restated)
Revenues -
    Motor fuel                      $101,556     $77,871   $266,766    $239,275
    Merchandise                       30,023      24,199     85,677      71,680
    Miscellaneous                      2,540       2,115      7,687       7,047
        Total revenues               134,119     104,185    360,130     318,002
Costs and expenses -
    Cost of motor fuel                94,656      70,402    246,165     218,803
    Cost of merchandise               21,023      16,356     60,224      49,411
    Direct store expenses             13,477      11,283     37,749      33,157
    General and administrative
          expenses                     3,323       3,807     10,515      11,282
    Depreciation and amortization      1,746       1,537      4,914       4,310
    Total costs and expenses         134,225     103,385    359,567     316,963
Operating income/(loss)                 (106)        800        563       1,039
    Interest income                      451         393      1,095         566
    Interest expense                   1,202         490      2,835         983
Income/(loss) before income taxes
    and extraordinary items             (857)        703     (1,177)        622
Income tax expense/(benefit) -
    Current                                0          22          0          16
    Deferred                            (306)        287       (391)        275
        Total                           (306)        309       (391)        291
Income/(loss) before extraordinary
    items                               (551)        394       (786)        331
Extraordinary loss (less applicable
    income tax benefit of $134)          241          -         241          -

Net income/(loss)                      $(792)       $394    $(1,027)       $331


Income/(loss) before extraordinary items per share -
    Basic                             $(0.14)      $0.10     $(0.21)      $0.09
    Diluted                           $(0.14)      $0.10     $(0.21)      $0.09
Extraordinary loss net of tax effect per share -
    Basic                             $(0.06)         -      $(0.06)          -
    Diluted                           $(0.06)         -      $(0.06)          -
Net income/(loss) per share -
    Basic                             $(0.21)      $0.10     $(0.27)      $0.09
    Diluted                           $(0.21)      $0.10     $(0.27)      $0.09

Weighted average number of common shares outstanding -
    Basic                              3,818       3,782      3,818       3,780
    Diluted                            3,818       3,917      3,818       3,892


      See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except for supplementary disclosures)
                                   (Unaudited)

                                                        Nine Months Ended
                                                      Sept. 26      Sept. 27,
                                                         1999          1998
                                                                    (Restated)
Cash Flows from Operating Activities -
 Net income/(loss)                                     $(1,027)         $331
 Adjustments to reconcile net income/(loss) to
   cash provided/(used) by operating activities -
    Depreciation and amortization                        4,914         4,310
    Deferred income tax expense/(benefit)                 (525)          468
    Extraordinary loss                                     375             0
    Loss on disposition of property and equipment          159             0
    Net change in operating assets and liabilities      (4,562)       (1,243)
    Net cash provided/(used) by operating activities      (666)        3,866

Cash Flows from Investing Activities -
    Payments on notes receivable from affiliate            829           905
    Purchases of property and equipment                 (9,819)       (4,881)
    Decrease/(increase) in notes receivable
         and other assets                                  425          (772)
    Net cash (used) by investing activities             (8,565)       (4,748)

Cash Flows from Financing Activities -
    Proceeds of long-term debt and capital leases      494,963       362,991
    Payments on long-term debt and capital leases     (475,236)     (361,872)
    Refinancing costs and cash held in escrow
         from refinancing                               (3,438)            0
    Payments on long-term debt from affiliate             (121)            0
    Proceeds from exercise of stock options                  0            20
    Net cash provided by financing activities           16,168         1,139

Net increase/(decrease) in cash and cash equivalents     6,937           257

Cash and cash equivalents at beginning of period         9,537         9,389
Cash and cash equivalents at end of period             $16,474        $9,646


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

                             Retail and   Terminal
                             Wholesale    Operations  Eliminations  Consolidated
                                             (In thousands)

NINE MONTHS ENDED SEPT 26, 1999
Revenues from external
    sources                   $359,145        $985            $0       $360,130
Revenues from other segment          0      14,865       (14,865)             0
Depreciation and
    amortization                 4,515         399             0          4,914
Income/(loss) before income
    taxes                       (1,119)       (433)            0         (1,552)

NINE MONTHS ENDED SEPT 27, 1998
Revenues from external
    sources                   $317,331        $923            $0       $318,254
Revenues from other segment          0       2,963        (2,963)             0
Depreciation and
    amortization                 3,929         381             0          4,310
Income/(loss) before income
    taxes                        1,940      (1,318)            0            622

THIRD QUARTER 1999
Revenues from external
    sources                   $133,564        $555            $0       $134,119
Revenues from other segment          0       7,320        (7,320)             0
Depreciation and
    amortization                 1,610         136             0          1,746
Income/(loss) before income
    taxes                       (1,185)        (47)            0         (1,232)

THIRD QUARTER 1998
Revenues from external
    sources                   $103,929        $508            $0       $104,437
Revenues from other segment          0       1,098        (1,098)             0
Depreciation and
    amortization                 1,283         254             0          1,537
Income/(loss) before income
    taxes                        2,256      (1,553)            0            703

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

RESULTS OF OPERATIONS

   The Company incurred a net loss of $792,000 for the third quarter of 1999, compared to a net income of $394,000 for the third quarter of 1998. The Company incurred a net loss of $1,027,000 for the first nine months of 1999, compared to net income of $331,000 for the corresponding period in 1998. Principal reasons for the 1999 third quarter loss include a 24.8% lower fuel margin per gallon from retail sales, an extraordinary loss of $375,000 associated with the Company's refinancing of long-term debt in the third quarter, including prepayment penalties and previously unamortized loan fees, and additional interest expense of $712,000.

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

MERCHANDISE SALES AND MARGINS

                            THIRD QUARTER                YEAR-TO-DATE
                                   Change                           Change
                 1999    1998   Amount Percent   1999     1998   Amount Percent
                      (In thousands, except average weekly sales data)

Mdse sales    $30,023  $24,199  $5,824  24.1%  $85,677  $71,680  $13,997  19.5%

Mdse margin     9,000    7,843   1,157  14.8%   25,453   22,269    3,184  14.3%

Margin percentage, convenience stores
 and truck stops 28.4%   31.8%   (3.4%)(10.7%)   28.3%    30.4%    (2.1%) (6.9%)

Average weekly mdse sales -
 Convenience
  stores      $11,185   $9,465  $1,720  18.2%  $11,011   $9,122   $1,889  20.7%
 Truck stops   17,284   18,014    (730) (4.1%)  17,064   17,305     (241) (1.4%)

   Merchandise sales increased by $5,824,000 (24.1%) in the third quarter of 1999 and by almost $14 million (19.5%) for the first nine months of 1999, when compared to the corresponding periods of 1998. A principal factor for the increase was an increase in the sales price of tobacco products and additional sales from the stores purchased on February 26, 1999. Merchandise gross profit increased by $1,157,000 (14.8%) and $3,184,000 (14.3%) for the three and nine month periods of 1999, respectively, when compared to the corresponding periods of the prior year. Merchandise margins decreased by 10.7% and 6.9% for the three and nine month periods of 1999, respectively, compared to the corresponding periods of the previous year. Although merchandise gross profit increased, in dollars, for the three and nine months periods of 1999, overall merchandise margin percentages decreased for such periods because the Company's increased sales of cigarettes and beer during those periods were greater than its increased sales of higher margin products.

OTHER INCOME AND EXPENSES

   Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income. Miscellaneous revenues increased by $425,000 and $640,000, or 20.1% and 9.1%, respectively, for the three and nine month periods in 1999, respectively, when compared to the corresponding periods in 1998. Miscellaneous revenues for the three and nine month periods rose because the Company operated additional stores in 1999, offset in part by a reduction in money order fee income.

   Direct store expenses increased in the third quarter and first nine months of 1999 by $2,194,000 (19.4%) and $4,592,000 (13.8%), respectively, compared to corresponding periods in the prior year. The primary reason was attributable to operating the 25 additional stores acquired in February 1999, repair and maintenance expense, and increased store-level payroll and related costs.

   General and administrative expenses decreased by $484,000 (12.7%) and by $767,000 (6.8%) in the three and nine month periods of 1999, respectively, compared to the same periods of 1998. General and administrative expenses declined in 1999, in spite of operating a greater number of stores than in 1998, because certain bad debt expenses in 1998 from the Company's money order activities were not incurred in 1999.

   Depreciation and amortization increased by $209,000 (13.6%) in the current quarter, when compared to the corresponding quarter in 1998. This increase resulted from depreciation of property and equipment additions during 1999, primarily comprised of the buildings capitalized under the 14 capital leases of buildings acquired in the February 1999 acquisition of stores and the fixtures and equipment at 25 stores acquired at the same time. Depreciation and amortization increased in the year-to-date period by a similar percentage, 14.0%, for the same reason.

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