Form 10-K
period 1999-12-26
FFP MARKETING CO INC
filed 2000-04-12
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 26, 1999, or

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

                                    None


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of shares held by non-affiliates of the registrant at March 31, 2000, was $5,296,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the common shares of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.


                           Common Shares 3,818,747
             (Number of shares outstanding as of March 31, 2000)

                                   PART I


ITEM 1.  BUSINESS

General Background

   FFP Marketing Company, Inc. (the "Company"), was formed as a Texas corporation in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that reorganization, all of FFP Partners' assets and businesses were transferred to the Company, except for the real estate used by FFP Partners in its former retail operations. Unless the context requires otherwise, references in this report to "FFP Marketing" or to the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and their respective subsidiaries. Two members of the Company's senior management hold similar management positions with FFP Partners. As a result of the restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners as of that date.

   The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391. Its telephone number is (817) 838-4700, and its Internet web site is http://www.ffpmarketing.com.

Operating Segments

   The Company and its subsidiaries are principally engaged in two operating segments: (1) the retail and wholesale sale of motor fuel, merchandise and other ancillary products and services at approximately 428 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (2) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). {See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 for financial information for each of these segments.}

Retail and Wholesale Segment

   Description of Operations. The Company commenced operations in May 1987 upon the purchase of its initial base of retail outlets from companies owned by members of its senior management and conducts its operations through its 100%-owned subsidiaries, FFP Operating Partners, L.P.; Direct Fuels, L.P.; FFP Financial Services, L.P.; FFP Money Order Company, Inc.; Practical Tank Management, Inc.; and FFP Transportation, L.L.C.

   Convenience Stores. The Company operated an average of 213 convenience stores during 1999, an increase of 10 stores, or 5%, over the average of 203 convenience stores operated during 1998. The Company's convenience stores operate under several different trade names. The principal trade names are "Kwik Pantry," "Nu-Way," "Economy Drive-Ins," and "Taylor Food Mart."

   The Company's convenience stores are open seven days a week, offer extended hours (53 of the stores are open 24 hours a day, the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids, and magazines and, at all but two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 62 stores), some with limited in-store seating.

   Since 1993, the Company has owned branded fast food outlets in selected convenience stores and truck stops. Ten of its convenience stores had branded food outlets at the end of 1999, including small "express" franchises of Kentucky Fried Chicken, Subway Sandwiches, Baskin Robbins, and Blimpie's. {See Store Development; Products, Store Design and Operation.}

   At year end 1999, the Company operated 216 convenience stores. The number of stores operated at the end of 1999 represented a net increase of 18 stores from the number operated at the prior year end. This net increase resulted from the acquisition of 23 additional convenience stores during the year, the opening of 1 convenience store, the sale of merchandise operations at 3 convenience stores to independent operators and conversion to gasoline outlets of the Company {see Store Development}, and the temporary or permanent closing of 3 convenience stores.

   The convenience stores accounted for 50% (48% in 1998) of the Company's consolidated revenues in 1999. The percentage of revenues from convenience stores increased primarily because of the increase in the sales price of motor fuel during the year and the acquisition of 23 convenience stores in February 1999. The Company's convenience stores had average weekly merchandise sales of $10,821 per store and average weekly motor fuel sales of 10,660 gallons per store. In 1998, the average weekly per store sales were $9,095 of merchandise and 10,281 gallons of fuel.

   The average gross margin on motor fuel sales at convenience stores was 10.83 cents per gallon in 1999, compared to 11.67 cents per gallon in 1998, a 7.2% decrease. The average gross margin on merchandise sales was 26.99% in 1999, compared to 28.37% in 1998, a 4.9% decrease.

   Truck Stops. At the end of 1999, the Company operated 13 truck stops, two more than at 1998 year end. The Company acquired two truck stops in its February 1999 acquisition, both in Texas. The truck stops, which operate principally under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed toward truck drivers and the traveling public. Five of the truck stops have full service restaurants. The Company operates two of the restaurants and leases the other three to independent operators. Three of the other truck stops offer prepared-to-order food service, including two outlets which have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one which has a Pizza Hut franchise within the store. Three of the truck stops do not provide food service. In 1999, the truck stops (including their associated restaurants and food service facilities) accounted for 10% (11% in 1998) of the Company's consolidated revenues, with average weekly per outlet merchandise and food sales (including restaurants) of $16,840 ($17,210 in 1998) and fuel sales of 59,085 gallons (59,858 gallons in 1998).

   The average gross margin on motor fuel sales at truck stops was 8.84 cents per gallon in 1999, compared to 10.16 cents per gallon in 1998, a 13.0% decrease. The average gross margin on merchandise sales and food sales (including restaurants) was 40.0% in 1999, compared to 43.7% in 1998, a 8.5% decrease.

   Motor Fuel Concessions at Independently Operated Outlets. The Company operated the motor fuel concession at 199 independently operated convenience stores at year end 1999, a decrease of 8 outlets from year end 1998. This decrease was the net result of the routine opening and closing of certain outlets and the addition of locations due to the sale of the merchandise operations of convenience stores, referred to above. Although the merchandise sale portion of the convenience store operations were sold, the Company retained the motor fuel concession at these locations. The Company owns the motor fuel inventory, fuel pumps, equipment and underground storage tanks located at these independently operated convenience stores and provides the motor fuel supply for them. The actual sale of the motor fuel to the public is conducted by the operator of the outlet pursuant to contracts that generally obligate the Company to provide the motor fuel inventory, the fuel storage and dispensing equipment, and to maintain the fuel equipment while the store operator agrees to collection and remittance procedures. The convenience store operators are compensated by commissions based on profits and/or the volume of fuel sold. In those instances where the operator owns the real estate underlying his store, the contracts generally grant the Company the right of first refusal to purchase the operator's convenience store if it is offered for sale. Many of the contracts have renewal options. Based on past experience, the Company believes that a significant number of those contracts which do not have renewal options will be renegotiated and renewed upon expiration. In addition to the contractual arrangement between the store operator and the Company, many of these operators either lease or sublease the store building and land from the Company or its affiliates.

   During 1999, these gasoline outlets had average weekly per outlet fuel sales of 9,990 gallons as compared to 8,867 gallons in fiscal 1998. In 1998, these gasoline outlets accounted for 22% (22% in 1998 also) of the Company's consolidated revenues.

   The average gross margin on motor fuel sales at the gasoline outlets was 8.37 cents per gallon in 1999, compared to 9.30 cents per gallon in 1998, a 10.0% decrease.

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

   Management believes the Company's fuel wholesale activities enhance its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with independent operators of convenience stores that may, at some future time, be interested in entering into an agreement for FFP Marketing to take over the fuel concession at their outlets. {See Motor Fuel Concessions at Independently Operated Outlets.} Exclusive of sales made at its terminal, the Company's wholesale operations contributed 18% of consolidated revenues in 1999 (19% in 1998).

   The average gross margin on motor fuel sales on a wholesale basis, exclusive of sales made at its terminal, was 1.97 cents per gallon in 1999, compared to
1.98 cents per gallon in 1998, a 0.5% decrease.

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

   Store Development. In 1994 the Company began a new strategy to increase the productivity and operating efficiency of its existing store base by identifying non-core convenience stores that could contribute more to its earnings if operated by independent operators rather than by the Company. Since then, the Company has engaged in a program of selling the merchandise operations at these outlets to independent operators. Through the end of 1999, the Company has sold the merchandise operations at 57 locations. Because of a different overhead structure, independent operators are often able to operate the stores less expensively than the Company can. These sales were structured such that the Company retained the leasehold interest in the property and subleased the land and building to the operator for a five year period with a five year renewal option. The Company also entered into an agreement to operate the fuel concession at these locations. {See Motor Fuel Concessions at Independently
Operated Outlets.} Management believes that the sales of these operations and the resulting combination of rents, fuel profits, and other ancillary income enhance the profitability of these outlets to the Company. In 2000, the Company intends to accelerate greatly this strategy of selling the merchandise operation at its lowest performing stores.

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

   In addition to working to enhance the performance of its existing outlets, the Company also seeks opportunities to acquire operating outlets at attractive prices. In December 1997, the Company completed the purchase of 94 convenience stores. The stores acquired are all located in states in which the Company had operations and about 80% of them are in Texas. In a similar manner, the Company purchased 25 additional convenience stores and truck stops, plus one non-operating convenience store, in February 1999. All of these new stores are located in Texas. These acquisitions have had a positive impact on its earnings and cash flow by operating the additional stores with minimal additional overhead. Although additional field supervisory personnel have been added, the management, purchasing and accounting for the stores requires minimal additional administrative staff.

   Opportunities to acquire and dispose of convenience stores, truck stops and motor fuel concessions are limited by competitive factors, available financing, and competing buyers. The Company continues to pursue these activities principally by the development of relationships through normal industry channels and through its fuel wholesaling operations.

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

   Over the last several years, the Company has increased the number of its outlets which are affiliated with a large oil company, referred to as "branded" outlets. At year end 1999, the Company operated 273 branded outlets. By comparison, the Company operated only 65 branded outlets in 1990.

                                       Number of Outlets
                                         Gas      Truck
                            C-Stores   Outlets    Stops    Total

Citgo                           95        81        6       182
Chevron                         17         8        1        26
Texaco                          19         1        0        20
Conoco                           4        14        1        19
Diamond Shamrock                13         1        0        14
Fina                             0        10        0        10
Coastal                          1         1        0         2

    Total                      149       116        8       273

   Branded locations often have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. However, the Company pays a higher cost for fuel at a branded location more than at an unbranded location. The Company continues to evaluate the desirability of branding additional outlets at certain locations. In addition to the Company-operated convenience stores, truck stops, and fuel concessions at independently operated outlets that are branded, the Company also serves as a wholesale distributor to approximately 200 unaffiliated retail outlets that are branded.

   Merchandise Supply. Based on competitive bids, the Company has selected a single company, Grocery Supply Company based in Sulphur Springs, Texas, as the primary grocery and merchandise supplier to its convenience stores and truck stops. However, some merchandise items, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company also purchases merchandise directly from well-known vendors such as Coca-Cola and Frito-Lay. The Company believes it could replace any of its merchandise suppliers, including its primary merchandise supplier, with no significant adverse effect on its operations.

   Motor Fuel Supply. The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company which branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Fuel is purchased from approximately 40 vendors. Principal fuel suppliers in 1999 were Citgo Petroleum Corporation, Conoco, Inc., Koch Refining Company, L.P., and Chevron U.S.A., Inc. Although the Company's purchases are concentrated in a few vendors, largely due to the number of branded outlets, management believes that the competition for retail outlets among oil companies is such that the Company could find alternative supply sources if the need to do so arose.

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

Terminal Operations Segment

   Terminal Operations. The Company's Terminal Operations increased significantly in 1999, especially in the fourth quarter of 1999. Gross revenues from Terminal Operations in 1999 were $34,473,000, before consolidating eliminations, compared to only $4,504,000 in 1998, a 665% increase. Terminal Operations accounted for 7% of the Company's consolidated revenues in 1999, compared to only 1% in 1998. Operating income at the terminal improved from a $1,295,000 loss in 1998 to an income of $234,000 in 1999. The average gross margin on motor fuel sales at the terminal, before consolidating eliminations, was 4.2 cents per gallon in 1999, compared to no margin in 1998.

   The Terminal Operations are relatively new in comparison to its Retail and Wholesale segment. In June 1997, the Company completed the renovation of a bulk storage terminal and fuel processing facility located in Euless, Texas, that it had purchased in 1996. Until fall 1999, the Company engaged in two activities at its terminal facility: providing motor fuel terminal services (storage and delivery services) for other wholesalers, and processing transmix, a commingled product of refined gasoline and diesel, into their component parts for sale. Those sales are made to retailers (including third parties and intercompany sales to the Company's Retail and Wholesale segment) and end users.

   In fall 1999, the Terminal Operations were greatly expanded to include a fuel blending operation at the terminal. For this processing, the Company purchases refined fuel products in much greater quantities and takes delivery via a pipeline from the Texas Gulf Coast having a portal at the Company's terminal. The Company then adds blend stock to the fuel, creating more volume, and resells the resulting products on a wholesale basis to its own retail stores and to third parties.

   The terminal facility has gasoline storage capacity for 9,879,000 gallons of motor fuel. The facility's capacity for processing commingled fuel product is approximately 63,000 gallons per day. Until fall 1999, the Company operated neither of these activities at near their respective capacity of operation. The motor fuel obtained by separating commingled products is used by the Company to satisfy a portion of the fuel supply needs for its own retail outlets and its wholesale customers. Until fall 1999, the majority of the Company's revenues derived from the terminal have been intercompany sales to its Retail and Wholesale segment.

   The Company also owns approximately 20 acres of land at this industrial, metropolitan location, which is available for possible expansion.

Competition

   The businesses in which the Company operates are highly competitive. Most convenience stores and an increasing number of traditional grocery stores and large discount stores in the Company's market areas sell motor fuel. In addition, merchandise similar or identical to that sold by the Company's stores is generally available to competitors. In addition to independently operated and national and regional chains of convenience stores, the Company also competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. Major oil companies are also becoming a significant factor in the convenience store industry as they remodel and expand older convenience stores, as well as convert outlets that previously sold only motor fuel to convenience stores. Major oil company stores sometimes carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets. Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company.

   The Company believes that each of its retail outlets generally competes with other retailers that are within a radius of one to two miles of its locations and that such competition is based on accessibility, the variety of products and services offered, extended hours of operation, price, and prompt check-out service.

   The Company's truck stops experienced increased competition in 1999 as competing truck stops were opened in many of the areas in which the Company's truck stops are located. Such increased competition often causes a reduction in fuel and merchandise sales, as well as reduced margins.

   The Company's wholesale fuel operation is also very competitive. Management believes this business is highly price sensitive, although the ability to compete is also dependent upon providing quality products and reliable delivery schedules. The Company's wholesale fuel operation competes for customers with large integrated oil companies and smaller, independent refiners, and fuel jobbers, some of which have greater financial resources than the Company. Management believes it can compete effectively in this business because of the Company's purchasing economies, numerous supply sources, including its terminal facility, and the reluctance of many larger suppliers to sell to smaller customers.

Employees

   At year end 1999, the Company employed 1,865 people (including part-time employees). There are no collective bargaining agreements between the Company and any of its employees, and management believes the relationship with employees of the Company is good.

Insurance

   The Company carries workers' compensation insurance in all states in which it operates but considers less costly alternatives on a state-by-state basis from time to time.

   The Company maintains liability coverage for its vehicles which meet or exceed state requirements but it does not carry automobile physical damage insurance. Insurance covering physical damage of properties owned by the Company is generally carried only for selected properties. The Company maintains property damage coverage on leased properties as required by the terms of the leases thereon and maintains property damage coverage on other properties as it deems appropriate.

   The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance. The Company does not maintain any insurance covering losses due to environmental contamination. {See Government Regulation - Environmental Regulation.}

   The Company monitors the insurance markets and modifies its insurance coverage from time-to-time, both adding and eliminating coverage, as it believes appropriate at such time in light of changes in the Company's exposure to loss and the cost of insurance against such losses.

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

   Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. Such laws and regulation affect both of the Company's operating segments. In particular, federal regulations issued in 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately, and others were phased in over a 10-year period. However, all underground storage tanks were required to comply with all requirements by December 22, 1998. The Company implemented a plan several years ago to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and believes that it successfully met that deadline.

   All states in which the Company has underground storage tanks established trust funds in prior years for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaks in such tanks. Trust fund programs in certain state have since been discontinued. The ongoing trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverage afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination, and most provide coverage for third-party liability, as well. Some of the funds require the Company to pay deductibles up to $25,000 per occurrence. The Company believes that its past taxes to fund those trust funds have exceeded the Company's cost of any environmental cleanup.

   Although the benefits afforded the Company as a result of the trust funds are substantial, the Company may not be able to recover through higher retail prices the costs associated with the fees and taxes which fund the trusts. In general, this trust arrangement terminated in 1998 with respect to future, but not past, environmental costs. Accordingly, the Company's environmental liabilities could increase in the future, although its contributions to such state funds are expected to decline by a greater amount.

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

Forward-Looking Statements

   This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of management and assumptions made by and information currently available to management. The Company is relying upon the "safe harbor" contained in Section 27A of such act in making such forward looking statements. Statements that should generally be considered forward - looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management,", "expects", "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; available product for processing and processing efficiencies at the Company's fuel terminal; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; unexpected outcome of litigation; adverse liquidity situations; unanticipated general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; and unexpected liabilities.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


ITEM 2. PROPERTIES


   Retail Properties. The Company currently leases all but one of the real estate properties used in its retail operations. The following table summarizes the ownership status of individual properties as of year end 1999:

                                         Leased from
                                         Affiliates    Leased from
                            Leased from  of Harvison    Unrelated
                            FFP Partners    Family       Parties      Total

                                       Number of Locations
Convenience stores -
     Land                         55          51           110         216
     Buildings                   105           3           108         216

Truck Stops -
     Land                          4           8             1          13
     Buildings                     9           3             1          13

Third party gasoline
   outlets -
     Land                         19          97            83         199
     Buildings                    69          47            83         199

Totals -
     Land                         78         156           194         428
     Buildings                   183          53           192         428

   Geographical Location of Retail Stores. The table below sets forth the states in which the Company's convenience store, third party gasoline outlets, and truck stops are located at year end 1999.

                           Convenience   Gas      Truck
                             Stores    Outlets    Stops   Total   Percent

    Texas                      161       155        9      325       76%
    Oklahoma                     1        24        1       26        6%
    Louisiana                   18         3        0       21        5%
    Missouri                    17         2        0       19        4%
    Kansas                       6         6        0       12        3%
    Mississippi                  5         2        0        7        2%
    Kentucky                     3         1        1        5        1%
    New Mexico                   1         1        2        4        1%
    Arkansas                     1         3        0        4        1%
    Tennessee                    3         1        0        4        1%
    Nebraska                     0         1        0        1        0%

       Totals                  216       199       13      428      100%

   Leases of Land and Buildings. On 66 retail sites at year end 1999, the Company leases land and buildings for certain retail sites from FFP Partners pursuant to lease agreements whose terms are currently scheduled to end in December 2002, plus two five-year renewal options at the sole election of the Company. Upon each renewal, the rent will be adjusted by the increase in the consumer price index since the date the leases became effective (January 1, 1998). The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to the Company while the real estate used in the retail operations was retained by FFP Partners. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and the Company and their general experience in acting as lessor and lessee for similar properties. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. The Company and FFP Partners did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

   Leases of Buildings Only. On 102 other retail sites at the end of 1999, the Company leases only the buildings from FFP Partners which are located on lands leased from affiliates of the Harvison Family, or from unrelated parties, pursuant to lease agreements whose terms are currently scheduled to end concurrently with underlying ground leases now scheduled to terminate on May 2002, plus one five-year option at the sole election of the Company until May 2007. The monthly rent upon each renewal will be adjusted by the increase in the consumer price index since the original date of the leases. The building leases on these properties were entered into in conjunction with the restructuring of FFP Partners discussed above, and the lease rates on these locations were established in the same manner as described above for the real estate leased from FFP Partners. The affiliates of the Harvison Family have indicated their intention not to extend the ground leases beyond May 2007 but instead will lease the land and building for those sites directly to the Company under new leases beginning May 2007 at increased rates considered equal to market rates. The Company and the affiliates of the Harvison Family do not intend to engage any third party advisors or refer to any third party surveys or analyses of rental rates in negotiating the new lease. The new lease rates starting in May 2007 will be established based on knowledge of the properties by the management of the Company and the affiliates of the Harvison Family based on their general experience in acting as lessor and lessee for similar properties.

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

   Terminal and Other Properties. The Company also owns a 33 acre tract of land in Euless, Texas. Approximately 13 acres of that property is currently used as a fuel terminal and fuel processing plant and 20 acres is currently vacant and available for expansion.

   The executive offices of the Company are located at 2801 Glenda Avenue, Fort Worth, Texas, where it occupies approximately 15,000 square feet of office space leased from three affiliates of the Harvison Family.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is often involved in routine litigation arising in the ordinary course of its businesses, particularly personal injury and employment related claims. Management believes that the Company, its subsidiaries and their properties are not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its 1999 shareholder meeting in Fort Worth, Texas, on December 22, 1999. J.D. St. Clair and John D. Harvison were re-elected to the Company's Board of Directors at that meeting. The voting results were as follows:

                                  Nominees

                       J. D. St. Clair         John D. Harvison
                    -------------------     --------------------
                      Votes     Percent        Votes     Percent

For                1,941,503      98.8%     1,941,503      98.8%
Against                7,980       0.4%         7,980       0.4%
Withheld              15,000       0.8%        15,000       0.8%

      Totals       1,964,483     100.0%     1,964,483     100.0%

   The other directors whose terms of office as a director continued after that meeting were John H. Harvison, Robert J. Byrnes, Michael Triantafellou, John W. Hughes, Garland McDonald, and E. Michael Gregory.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is listed for trading on the American Stock Exchange ("AMEX") under the trading symbol "FMM". The shares began trading on the AMEX on a "when issued" basis on December 29, 1997, the day following the completion of the restructuring of FFP Partners {see Item 1. Business - General Background} and commenced trading separately on January 14, 1998. The following table sets forth the high and low sales prices per share for the Company's common stock, as reported by AMEX for each quarter that the Company's common stock has traded:

                                                     High         Low
1999
     First Quarter                                  $6.938      $4.750
     Second Quarter                                 $4.750      $3.125
     Third Quarter                                  $3.250      $2.188
     Fourth Quarter                                 $2.750      $1.250

1998
     First Quarter                                  $4.750      $2.500
     Second Quarter                                 $9.250      $4.688
     Third Quarter                                  $8.625      $3.875
     Fourth Quarter                                 $6.500      $3.438

   On March 15, 2000, the last reported sales price of the Company's common stock was $2.625 per share. On such date, there were 210 stockholders of record and approximately 813 beneficial shareholders. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

   The Company may also issue preferred shares from time to time in one or more series as authorized by its Board of Directors. There are currently no preferred shares issued.

   The Board of Directors has not established a dividend policy, but management does not anticipate that dividends will be paid on the Company's common shares in the foreseeable future. The amount of any dividends that the Company may pay is subject to limitations in its loan agreements with various lenders, which generally restrict the payment of dividends to an amount which would not cause the Company to be unable to meet its financial covenants to such lenders.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                  1999      1998     1997      1996      1995

Financial Data (in thousands, except per unit data):

Revenues and Margins -

    Motor fuel sales            $378,871  $311,52  $311,495  $321,814  $296,887
    Motor fuel margin             28,638   26,916    21,702    20,672    22,813
    Merchandise sales            114,422   94,629    61,652    60,579    65,512
    Merchandise margin            33,737   29,447    18,739    17,821    19,187
    Miscellaneous revenues        11,086    9,719     6,267     7,759     7,646
    Total revenues               504,379  415,874   379,414   390,152   370,045
    Total margin                  73,461   66,082    46,708    46,252    49,646

Direct store expenses             50,524   44,154    28,241    27,062    28,496
General and administrative
    expenses                      14,389   15,831    12,113    11,506    11,795
Depreciation and amortization      6,724    5,636     5,488     3,951     3,769
Total operating expenses          71,637   65,621    45,842    42,519    44,060
Operating income                   1,824      461       866     3,733     5,586
Interest expense, net              2,613    1,168     1,642     1,246     1,176
Income (loss) before taxes and
    other items                     (789)    (707)    (776)     2,487     4,410
  Income tax expense (benefit)      (223)    (244)    (892)     2,646       500
  Extraordinary loss, net of
      tax effect                     241        0        0          0         0
Net income (loss)                  $(807)   $(463)    $116      $(159)   $3,910
Net income (loss) per share -
    Basic                          (0.21)   (0.12)    0.03      (0.04)     1.06
    Diluted                        (0.21)   (0.12)    0.03      (0.04)     1.02
Dividends/distributions
    declared per Unit             $0.000   $0.000   $0.000     $0.415    $0.870
Total assets                    $118,406  $97,040  $75,330    $78,599   $69,332
Long-term obligations, with
    capital leases                36,832   20,380   24,575      9,418     7,100

Operating Data:

Gallons of motor fuel sold (in thousands) -
    Retail                       261,092  237,629  199,310    197,687   193,233
    Wholesale                    111,621   96,710   83,296     90,704    95,473
Fuel margin per gallon (in cents) -
    Retail                           9.6     10.6      9.8        9.3      10.9
    Wholesale                        2.0      2.0      2.5        1.9       1.7
Average weekly merchandise sales (per store)
    Convenience stores           $10,821   $9,095   $9,482     $9,454    $9,560
    Truck stops                   16,840   17,210   17,704     17,192    17,506
Merchandise margin                 29.5%     31.1%    30.4%      29.4%     29.3%
Number of fuel locations at year end -
    Convenience stores               216      198      207        117       127
    Truck stops                       13       11       11         10        10
    Fuel concessions at
       independent outlets           199      207      205        206       194

------------------------------------------------
Note: 1999 and 1998 results are not comparable to pre-1998 results as a consequence of the Company's December 1997 restructuring.

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

   The selected financial data that accompanies this discussion reflects the historical operations of FFP Partners to which the Company succeeded in connection with the aforementioned restructuring. However, the financial data for years prior to 1998 is not considered comparable to prior years in the following respects: rental expense is included in 1999 and 1998, but not in prior years, for the leasing of the real properties retained by FFP Partners in the December restructuring; depreciation expense related to such real properties is not included for 1999 and 1998 (nor will it be incurred in future years), but is included for prior years; and interest income received by the Company from its note receivable from FFP Partners is included in 1999 and 1998 but not in years prior to 1998. This note was repaid in full in October 1999.

   Also in December 1997, the Company initially acquired 107 additional convenience stores. Fourteen of the stores were sold to unrelated parties shortly thereafter, resulting in a net increase from these transactions of 94 stores. The purchase of the stores was completed in December and had little impact on 1997 results. The results from operations from these 94 stores had a positive impact on results in 1999 and 1998 and are expected to continue to have a similar impact in future years.

   Similarly, the Company acquired 25 additional convenience stores and truck stops in February 1999. The results from operations from these 25 stores have also had a positive impact on results in 1999 and are expected to continue to have a similar impact in future years.

   The Company reports its results of operations using a fiscal year which ends on the last Sunday in December. Most fiscal years have 52 weeks, but some consist of 53 weeks. Fiscal years 1999, 1998, 1997, and 1996 were 52-week years, while fiscal year 1995 was a 53-week year. This variation in time periods most affects revenues (and related costs of sales) and salary costs, as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing the financial data.

Business Segments

   The Company and its subsidiaries conduct business in two primary business segments: (i) the operation of retail convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores, money orders sales through Company stores and third party agents, underground tank monitoring and testing, and motor fuel wholesaling activities (the "Retail and Wholesale Operations"), and (ii) the operation of a motor fuel terminal and processing facility (the "Terminal Operations"). Each of these business segments is subject to differing opportunities and challenges. The following table sets forth certain information about each segment's financial information in 1999, 1998, and 1997:

                              Retail
                                and       Terminal
                            Wholesale   Operations   Eliminations   Consolidated
                                               (In thousands)

1999
Revenues from external
    sources                   $494,470       $9,909          $0        $504,379
Revenues from other
    segment                          0       24,564     (24,564)              0
Depreciation and
    amortization                 6,160          564           0           6,724
Interest income                  1,376            0           0           1,376
Interest expense                 3,989          843        (843)          3,989
(Loss) before income taxes
  and extraordinary item         (180)         (609)          0            (789)
Extraordinary (loss)
  before tax effect              (375)            0           0            (375)
Total assets                  109,408         8,998           0         118,406
Capital expenditures           12,626           406           0          13,032

1998
Revenues from external
    sources                  $414,625        $1,249          $0        $415,874
Revenues from other
    segment                         0         3,602      (3,602)              0
Depreciation and
    amortization                5,125           511           0           5,636
Interest income                 1,406             0        (713)            693
Interest expense                1,861           713        (713)          1,861
Income (loss) before
    income taxes                1,301        (2,008)          0            (707)
Total assets                   89,739         7,301           0          97,040
Capital expenditures            6,605           182           0           6,787

1997
Revenues from external
    sources                  $379,064          $350          $0        $379,414
Revenues from other
    segment                         0         2,174      (2,174)              0
Depreciation and
    amortization                5,194           294           0           5,488
Interest income                   427             0        (391)             36
Interest expense                1,678           391        (391)          1,678
Income (loss) before
    income taxes                   42          (818)          0            (776)
Total assets                   67,844         7,486           0          75,330
Capital expenditures           14,247         3,163           0          17,410

   In 2000 the Company will continue to analyze available opportunities to expand its Retail and Wholesale Operations by acquiring additional convenience stores. The acquisition of any additional stores will be dependent upon whether acceptable purchase prices, terms and properties can be found.

   In February 1999, the Company acquired the operations of 23 additional convenience stores and two additional truck stops, all in Texas. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest. The Company's purchase of those leasehold interests was financed with a third party lender consisting of four fully amortizing loans in the aggregate original principal amount of $1,012,000, maturity dates ranging from 86 to 180 months, interest accruing at 9.275% per annum, and aggregate payments of principal and interest of $13,000 per month. Real estate at 14 stores was purchased by FFP Partners and immediately leased to the Company under 15-year leases. The Company's rental payments under those leases equal $99,000 per month. The Company guaranteed the acquisition indebtedness of FFP Partners of $9,550,000, which amount is no greater than the Company's aggregate rental payments to FFP Partners over the initial 15-year period of the leases.

   In the fourth quarter of 1999, the Company expanded its Terminal Operations substantially with the commencement of a gasoline blending process at the terminal and an increase in its transmix business. Although management believes that this new blending process will become profitable in the future, it is a new processing procedure at the terminal and therefore subject to economic risks.

   The Company's Terminal Operations improved significantly in 1999. Revenues from the terminal improved by $8,660,000 (693.4%), increasing from $1,249,000 in 1998 to $9,909,000 in 1999. Most of that increase came in the fourth quarter of 1999, and management believes that Terminal Operations will continue to show improvement in 2000. In September 1999, the terminal began to purchase motor fuel at the terminal with deliveries made through a pipeline having an exit at the terminal, which allowed for substantially increased volumes at the terminal. Also in September, the volume of transmix fluid processed at the terminal was substantially increased. In November 1999, purchases of motor fuel through the pipeline were increased to 6,300,000 gallons of motor fuel per month. In April 2000, the Company expects to increase that purchase volume to approximately 9,450,000 gallons per month via a second pipeline with an exit at the terminal.

   As a result of the increased activity at the terminal in the fourth quarter of 1999, the 1999 loss before income taxes from Terminal Operations improved to $609,000, reflecting a 69.7% improvement compared to the loss before taxes from the terminal of $2,008,000 in 1998.

1999 Compared with 1998

   The Company incurred a net loss before extraordinary items of $566,000 in 1999, and a net loss of $807,000 in 1999, compared to net loss of $463,000 in 1998. Major reasons for the increased 1999 loss were the following: gross margins from motor fuel retail sales decreased by 1.0 cents per gallon (9.4%) in 1999, interest expense increased by $2,128,000 in 1999, and an extraordinary loss of $375,000 ($241,000 after taxes) was incurred in connection with the 1999 refinancing as a result of writing off loan costs and paying prepayments penalties on the loans that were repaid. In order to quantify the scope of the 9.4% decrease in retail fuel margins, the Company would have earned an additional $2,610,000 in motor fuel revenues in 1999 if the Company's retail margins per gallon had remained constant during the year, although no assurance can be given that such hypothetical results were achieveable or that net earnings would have increased by the same amount.

   The Company's total revenues topped the half-billion dollars for the first time in 1999, as total revenues increased to $504,379,000, a 21.3% increase over 1998 total revenues of $415,874,000. Total revenues increased as a result of higher pricing of motor fuel and cigarettes and increased sales resulting from the additional 25 stores acquired in February 1999. This $88,505,000 increase in total revenues is broken down as follows:

                                                          Increase
                              1999         1998       Amount    Percentage
                                 (In thousands, except percentages)

Motor fuel sales            $378,871     $311,526    $67,345    21.6%
Merchandise sales            114,422       94,629     19,793    20.9%
Miscellaneous                 11,086        9,719      1,367    14.1%

   Total revenues           $504,379     $415,874    $88,505    21.3%

   Retail motor fuel sales increased by 23,463,000 gallons (9.9%) in 1999 over 1998 due to sales from the additional 25 convenience stores acquired in February 1999. In addition, wholesale fuel sales increased by 14,911,000 gallons (15.4%) over the prior year.

   Total motor fuel sales, in dollars, increased by $67,345,000 in 1999 to $378,871,000, a 21.6% improvement compared to $311,526,000 in 1998. The gross margin from motor fuel sales also increased in 1999 to $28,638,000, but only by 6.4% increase compared to the 1998 gross margin of $26,916,000. Gross margins also increased in 1999 as a result of the additional stores acquired in February 1999 and higher fuel prices in 1999. The Company sold more motor fuel volume in 1999, which offset a gross margin per gallon decline. Retail margins showed a
1.0 cent per gallon (9.4%) decrease in 1999 compared to 1998 and was principally attributable to lower margins in the areas served by competing stores and truck stops. Wholesale per gallon margins were the same in 1999 when compared to 1998, while the total whole gallons sold increased by 15.4%. For the first time, the Company earned a margin on fuel sold from the terminal, 4.2 cents per gallon margin on 34,473,000 gallons, calculated before reduction for intercompany sales. In addition, the motor fuel mix between retail sales and wholesale sales influenced the decline in per gallon margins. Retail motor fuel sales, which have higher per gallon margins than wholesale, declined from 71.1% of total motor fuel sales in 1998 to 70.1% in 1999.

   A breakdown showing the Company's $64,345,000 increase in fuel sales is shown in the table below:

                                                          Increase
                                    1999      1998     Amount  Percentage
                                     (In thousands, except percentages)

Retail motor fuel sales -
  Convenience stores             $126,207  $107,486   $18,721       17.4%
  Gas-only outlets                108,910    91,681    17,229       18.8%
  Truck stops                      40,742    33,793     6,949       20.1%
     Total retail                 275,859   232,960    42,899       18.4%
Wholesales motor fuel sales        91,831    77,317    14,514       18.8%
Terminal motor fuel sales           9,909     1,249     8,660      693.4%
Other motor fuel sales              1,272         0     1,272       n/a

  Total motor fuel sales         $378,871  $311,526   $67,345       21.6%

   Merchandise sales improved to $114,442,000 in 1999, a 20.9% increase compared to $94,629,00 in 1998. This $19,793,000 increase resulted principally from a 10 store increase in the average number of convenience stores operated in 1999 (4.8%) and higher cigarettes prices. Average weekly merchandise sales per convenience store increased by 19.0% in 1999 to $10,821 per convenience store. Major categories of merchandise sales in 1999 and 1998 were as follows:

                                                     Increase
                                1999      1998    Amount   Percentage
                                (In thousands, except percentages)

Grocery sales                 $46,420   $49,022 $(2,602)     (5.3%)
Deli, fast food, and
  restaurant sales             12,377     9,413    2,964     31.5%
Soft drinks sales              10,209     6,443    3,766     58.5%
Beer and wine sales             6,971     8,305   (1,334)    16.1%
Cigarette sales                38,239    21,175   17,064     80.6%
Money order supplies and
     equipment sales              125       271     (146)   (53.9%)
Tank monitoring equipment sales    81         0       81      n/a

  Total merchandise sales    $114,422   $94,629  $19,793     20.9%

   The Company's gross profit on merchandise sales increased to $33,737,000 in 1999, a $4,290,000 improvement (14.9) over 1998 merchandise gross profit of $29,447,000. This decrease primarily came from additional merchandise gross profit realized from the 25 stores acquired in February 1999, offset in part by a decrease in gross margin percentage on merchandise sales to 29.5% in 1999, compared to 31.1% in 1998. This lower merchandise margin percentage is largely attributable to the 80.6% increase in cigarette sales, which provides a lower margin that the other categories in the merchandising mix. The 1999 merchandise margin follows a five-year trend of increasing merchandise margins. For example, merchandise margins have increased from 27.7% in 1994 to 31.1% in 1998, representing a 12.3% overall increase during that five-year period.

   Miscellaneous revenues increased by 14.1% in 1999 to $11,086,000, representing a $1,367,000 increase as compared to 1998, primarily due to the greater number of stores in operation for the full year. Miscellaneous revenues is one area of operations that the Company emphasizes in its efforts to improve profitability. A breakdown of the Company's miscellaneous income is set forth in the table below:

                                                             Increase
                                       1999      1998     Amount  Percentage
                                    (In thousands, except percentages)

Money order fees                     $1,272    $1,352    $(80)    (5.9%)
Lottery ticket revenue, net           1,926     1,728      198    11.5%
Telephone income                        377       396     (19)     4.8%
ATM, video, and game income             552       390      162     4.5%
Gasoline excise tax handing fees      1,161     1,048      113    10.8%
Check cashing fees                      465       372       93    25.0%
Commission income                       731       571      160    28.0%
Gain on asset disposition                 0       415     (415)    n/a
Income from beverage agreement        2,993     2,081      912    43.8%
Realized, unrealized and discount
   income from trading securities       232         0      232     n/a
Management fee from affiliate           200       200        0     0.0%
Scale and copying charges               123       118        5     4.2%
Income from aircraft jet fuel
   joint venture                        322         0      322     n/a
Terminal fee                            227       334     (107)  (32.0%)
Other                                   505       714     (209)  (29.3%)

  Total miscellaneous income        $11,086    $9,719   $1,367    14.1%

   Direct store expenses (those costs directly attributable to the operation of retail outlets, such as salaries and other personnel costs, supplies, utilities, rent, property taxes, repairs and maintenance, and commissions paid to the operators of the self-service motor fuel outlets) increased by $6,370,000 (144.4%) in 1999, compared to direct store expenses in 1998. This increase was primarily attributable to the 25 stores acquired in February 1999.

   General and administrative expenses decreased by $1,442,000 (9.1%) in 1999 compared to 1998. The primary reason for the decrease was a reduction in bad debt expense because the Company had in 1998 incurred bad debts of $1,500,000 arising out its money order operations. The Company has initiated litigation to recover those bad debts and is optimistic that it will be able to recover substantial portion.

   Depreciation and amortization expenses increased by $1,088,000 (19.3%) in 1999 reflecting the significant capital expenditures incurred by the Company in the last few years, primarily related to the upgrading of the Company's underground storage tanks to meet 1998 environmental regulatory requirements, the start of operations at the Company's fuel terminal in mid-1997, depreciation of equipment acquired in the acquisitions of convenience stores made in December 1997 and in February 1999, and depreciation of buildings obtained under transactions accounted for as capital leases in February 1999.

   A $2,128,000 (114.3%) increase in interest expense in 1999, as compared to 1998, resulted primarily from additional long-term debt incurred in 1999 and partially from higher interest rates in 1999. As a result of increasing interest rates in the past year, the Company pursued long-term fixed rate financing for a larger component in its capital structure. Most of the new debt was incurred in connection with the acquisition of 94 convenience stores in 1997 and 25 convenience stores and truck stops in February 1999. The Company's liquidity improved considerably in 1999 and is expected to allow the Company to expand its retail, wholesale and terminal operations. Interest income rose significantly in 1999 by $683,000 (98.6%), compared to 1998, primarily as a result of interest income earned on increasing investments in money market funds and other liquid investments during 1999.

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

Liquidity and Capital Resources

   The majority of the Company's working capital is provided from three sources:
(i) liquid, short-term investments since receiving the proceeds of the pay off of a note receivable from FFP Partners in October 1999, (ii) cash flows generated from its operating activities, and (ii) borrowings under its new revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

   The Company's notes payable at year end 1999 and 1998 were $33,436,000 and $20,380,000, as summarized in the table below:

                                                         1999       1998
Type of Loan         Purpose of Loan                     (In  thousands)

Bank revolver        Operations                           $0      $2,407
Bank term note       Operations                            0       6,762
Equipment note       Store computers and equipment         0       1,850
Store note           Financing of gas only conversion     40           0
Sewer financing      Truck stop improvements              85         108
15-year financing    1997 purchase of 94 stores        8,826       9,253
15-year financing    1999 purchase of 11 stores          970           0
15-year financing    Refinancing of bank debt         23,515           0
New line of credit   Operations                            0           0

                                                     $33,436     $20,380

   Of the total notes payable shown in the table above for 1999, $1,231,000 is classified as short term, and $32,205,000 is long term debt. For 1998, $1,959,000 is classified as short term, and $18,451,000 is long term debt.

   In June 1998, the Company refinanced its December 1997 purchase of 94 convenience stores. That financing consists of 44 fully-amortizing loans in the aggregate original principal amount of $9,420,000, an interest rate fixed at 8.66% per annum, maturity dates ranging from 112 to 180 months, and aggregate payments of principal and interest of $101,000 per month.

   In June 1999, the Company refinanced all of its prior bank revolving credit facility and term loan and an equipment financing note. That financing consists of 49 fully-amortizing loans in the aggregate original principal amount of $23,800,000, an interest rate fixed at 9.9% per annum, maturity date in 180 months, and aggregate payments of principal and interest of $256,000 per month. The Company has utilized the loan proceeds to repay the above described loans and for general corporate purposes.

   In October 1999, FFP Partners repaid all of its indebtedness of $13,249,000 owed to the Company and the Company, in turn, repaid all of its debt of $2,550,000 to FFP Partners. The Company had incurred that debt in February 1999 to purchase inventory and equipment at 14 stores purchased by FFP Partners and leased to the Company at that time.

   Since October 1999, those net funds of approximately $10,000,000 provided the Company by the pay off by FFP Partners have been invested in short-term, liquid investments. These funds earned approximately $232,000 (plus interest) in the last two months of 1999 and provide a new source of liquidity for future operations.

   In December 1999, the Company obtained a new revolving line of credit providing for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of debt and equity securities in the Company's trading account at a brokerage firm. At year end 1999, the borrowing base was $9,800,000, but the Company had not made any draws on such facility, and the net value at the brokerage firm was approximately $5,181,000. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly on amounts borrowed, and matures in December 2002. The loans are subject to a Loan Agreement and a Security Agreement between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous, but typical, restrictive covenants including a financial covenant relating to the maintenance of a specified fixed charge coverage ratio of 1.25 to 1, all as defined in the agreement. The loan is secured by all of the Company's trade accounts receivables and inventory at the terminal.

   When the Company operated as a publicly-traded limited partnership, it made cash distributions to its partners from time to time to provide funds for them to pay income taxes on the Company's income that was allocated to them. With the change in the Company's tax status to a corporation, management does not currently anticipate that any dividends will be paid on the Company's common stock in the foreseeable future.

   The Company's operating activities used $6,521,000 in net cash, compared to providing net cash of $10,389,000 in 1998. Additional cash was required to fund increased inventory at the terminal and receivables on wholesale sales, which resulted from substantially increasing fuel purchases for the Company's terminal and much higher fuel prices at the end of 1999 than at the end of 1998. This increase was offset in part by additional cash flows as a result of operating a greater number of convenience stores in 1999 than in 1998. The Company's investment in property and equipment during 1999 rose to $13,032,000, an increase of $6,245,000 (92.0%) compared to 1998. The Company's 1999 capital expenditures were principally utilized in acquiring new convenience stores and refurbishing Company's stores. In addition, the Company received $14,103,000 from affiliated entities during 1999 in repayment of notes receivable from such entities. Net cash of $16,577,000 was provided by financing activities in 1999, primarily as a result of additional long-term borrowings with fixed interest rates.

   Subject to obtaining satisfactory deal terms, the Company in 2000 intends to increase significantly the outright sales of convenience stores and/or the sales of its convenience store to independent operators while retaining a motor fuel concession at those locations. It has identified more than 80 such convenience stores that it would consider converting to gas-only stores in such a manner. The Company may or may not purchase additional convenience stores in 2000 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity.

   The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at year end 1999. {See Note 11 to the Consolidated Financial Statements.}

   Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $12,749,000 at year end 1999. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents. In 1998 the Company incurred an additional bad debt loss from its money order operations. The Company is attempting to recover a substantial portion of these losses that were attributable to two reasons: bank encoding errors and fraudulent actions by a third party money order agent. The Company's failure to receive money order payments on a timely basis from its money order agents could negatively impact the Company's liquidity.

   The Company had positive working capital of $14,397,000 at the end of 1999, compared to a negative $4,557,000 at year end 1998, an improvement of $18,954,000. In past years, the Company has been able to operate its business with minimal or negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. The improvement over 1998 working capital resulted primarily from the following:


                                                      (In thousands)

Additional cash and cash equivalents                   $11,331
Additional trade receivables                             6,529
Additional inventories                                   8,386
Additional short-term investments                        3,355
Reduced money order payables                             2,441
Reduced notes receivable from affiliates                (1,923)
Increased accounts payable                              (6,967)
Increased accrued expenses                              (4,396)
Other items                                                198

                                                       $18,954

   The Company believes that the availability of funds from its short-term investments, store operations, its new revolving line of credit (as discussed above), and its traditional use of trade credit will permit operations to be conducted in a customary manner.

"Year 2000" Issues

   Over the past several years, the Company has prepared for the possible disruptions that might have resulted from the date change to year 2000. No significant year 2000 problems were experienced, and the Company believes that no material exposure to year 2000 issues exist. Total expenditures related to modifications of existing software and conversions to new software for the year 2000 issue were approximately $700,000, of which approximately $350,000 was capitalized.

Inflation and Seasonality

   The Company believes inflation can have a material effect on operating results. One example is the upward pressure placed on wages caused by a low unemployment and a robust economy and, for store wages, by the federal minimum wage increases which took effect in 1997 and 1996. Increased costs of in-store merchandise can often be quickly reflected in higher prices to customers, but higher prices tend to reduce the demand for products. The Company's cost and prices for motor fuel and cigarettes increased significantly in 1999. Significant increases in cigarette prices has been caused by a pass through of litigation costs in the tobacco industry. Motor fuel prices rose as a result of a significant increase in the prices charged for refined fuel products, which in turn was caused by a significant increase in crude oil prices. Management cannot make accurate predictions as to future increases in tobacco or fuel prices or in consumer demand for those products. Significant increases in the retail price of motor fuels tend to reduce fuel demand and the Company's gross profit on fuel sales, reduce merchandise sales as fewer customers stop to purchase motor fuel, result in larger write offs of any bad debts on wholesale motor fuel sales that are considered uncollectible, raise the possibility that third party operators of convenience stores and money order sales agents will become more likely to default in paying their obligations to the Company, and raise financing costs to carry accounts receivable and inventories.

   The Company's businesses are normally subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items, such as soft drinks, other beverages, and snack items, during the warmer months.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's new line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates. However, the Company had not borrowed under that facility at year end 1999. As a result, all of the Company's obligations at year end 1999 were not subject to interest rate risk because it had refinanced such indebtedness with fixed rate financing.

   The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to hedge that risk is subject to risk because the commodities subject to the hedging contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were not significant at year end 1999 or 1998. {See Note 11 to the Consolidated Financial Statements.}


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements filed herewith begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Reference is made to the Company's Current Report on Form 8-K dated December 29, 1999, which report is hereby incorporated herein by reference.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain portions of the information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1999 fiscal year end regarding its 2000 shareholder meeting. Such information is incorporated herein by this reference.

   The following table sets forth the names, ages, positions, and business experience of the Company's executive officers and directors at year end 1999:
        Name             Age                 Position

John H. Harvison [1]  66   Chairman of the Board and Chief Executive Officer
Robert J. Byrnes [1]  59   President, Chief Operating Officer, and Director
Craig T. Scott        53   Vice President - Finance, General Counsel, Secretary,
                              Treasurer, and Chief Financial Officer
J. D. St. Clair       65   Vice President - Fuel Supply and Distribution and
                              Director
Michael Triantafellou 46   Vice President - Retail Operations and Director
John W. Hughes [1,2]  58   Director
Garland R. McDonald   62   Director
John D. Harvison      43   Director
E. Michael Gregory    48   Director

   -------------------------------------
   [1]  Member of Compensation Committee
   [2]  Member of Audit Committee

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

   Craig T. Scott has served as Vice President - Finance, General Counsel, Secretary, and Treasurer of the Company since October 1998. From October 1996 until September 1998, Mr. Scott was engaged in the private practice of law in Dallas and McKinney, Texas. From December 1991 until October 1996, he was employed by Box Energy Corporation as an attorney and as its Executive Vice President. Mr. Scott previously engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. He was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. Mr. Scott obtained a BBA degree from the University of Texas in 1968, a JD degree from the University of Texas School of Law in 1972, and a LLM degree from Southern Methodist University School of Law in 1980. He is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, and the State Bar of Texas.

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

   E. Michael Gregory was elected to the Board of the Company's predecessor in September 1995. Mr. Gregory is the founder and President of Gregory Consulting, Inc., an engineering and consulting firm that is involved in the development of products related to the distribution and storage of petroleum products and computer software for a variety of purposes including work on such products and software for the Company. Prior to founding Gregory Consulting in 1988, Mr. Gregory was the Chief Electronic Engineer for Tidel Systems (a division of The Southland Corporation, now known as 7-Eleven, Inc.) where he was responsible for new product concept development and was involved in projects involving the monitoring of fuel levels in underground storage tanks. He is a Registered Professional Engineer in Texas.

ITEM 11. EXECUTIVE COMPENSATION

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1999 year end regarding its 2000 shareholder meeting. Such information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1999 year end regarding its 2000 shareholder meeting. Such information is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required to be set forth in this item will be included in the Proxy to be filed by the Company within 120 days of its 1999 year end regarding its 2000 shareholder meeting. Such information is incorporated herein by this reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K

   a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1) Financial Statements. The Financial Statements as described in Index to Financial Statements on page F-1 hereof.

         (2) Financial Statement Schedules. No Financial Statement Schedules are included because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits.

          3.1 Articles of Incorporation of FFP Marketing Company, Inc. {1}
          3.2 Bylaws of FFP Marketing Company, Inc. {1}
         10.1 Nonqualified Unit Option Plan of FFP Partners, L.P. {1}
         10.2 Form of Ground Lease with affiliated  companies. {1}
         10.3 Form of Building Lease with affiliated companies. {1}
         10.4 Form of  Agreement  with Product  Supply  Services, Inc. {1}
         10.5 FFP Marketing Company. Inc. Stock Option Plan. {2}
         10.6 Form of Secured  Promissory  Notes  executed  by FFP Operating
              Partners, L.P. payable to Franchise Mortgage Acceptance Company, dated February 26, 1999, related to refinancing of convenience stores. {2}
         10.7 Form of Secured  Promissory  Notes  executed  by FFP Operating
              Partners, L.P. payable to Franchise Mortgage Acceptance Company, dated June 24, 1999, related to refinancing of 44 convenience stores. {2}
         21.1 Subsidiaries of the Registrant. {2}
         23.1 Consent of Independent Auditor. {2}
         27   Financial Data Schedule. {2}
         99.1 Current  Report  on   Form   8-K  regarding   a   change   in  the
              Company's certifying accountant, dated December 29, 1999, which report is hereby incorporated herein by reference.

    --------------------------------------------------------------

    Notes  {1}  Incorporated  by  reference to the  Company's  Form
                  10-K (file number 1-13727) filed with Commission and effective on or about April 13, 1998.
           {2}  Included herewith.

   (b) Current Report on Form 8-K regarding a change in the Company's certifying accountant, dated December 29, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2000                          FFP Marketing Company, Inc.
                                                      (Registrant)


                                                By: /s/ John H. Harvison
                                                John H. Harvison
                                                Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 11, 2000.

/s/ John H. Harvison              Chairman of the Board of Directors
John H. Harvison                    and Chief Executive Officer
                                    (Principal executive officer)

/s/ Robert J. Byrnes              President, Chief Operating Officer,
Robert J. Byrnes                    and Director (Principal operating
                                    officer)

/s/ Craig T. Scott                Vice President-Finance, Secretary,
Craig T. Scott                      Treasurer, and General Counsel
                                    (Principal financial and
                                    accounting officer)

/s/ J.D. St. Clair                Director
J. D. St. Clair

/s/ Michael Triantafellou         Director
Michael Triantafellou


John W. Hughes                    Director


Garland R. McDonald               Director


/s/ John D. Harvison              Director
John D. Harvison


E. Michael Gregory                Director

Item 8.  Index to Financial Statements.

                                                                 Page
                                                                Number

Reports of Independent Certified Public Accountants and
       Independent Auditors' Report                              F-2
Consolidated Balance Sheets as of December 26, 1999, and
       December 27, 1998                                         F-4
Consolidated Statements of Operations for the Years Ended
       December 26, 1999, December 27, 1998, and December
       28, 1997                                                  F-5
Consolidated Statements of Stockholders' Equity/Partners'
       Capital for the Years Ended December 26, 1999,
        December 27, 1998, and December 28, 1997                 F-6
Consolidated Statements of Cash Flows for the Years Ended
       December 26, 1999, December 27, 1998, and December
       28, 1997                                                  F-7
Notes to Consolidated Financial Statements                       F-9

               Report of Independent Certified Public Accountants



The Stockholders of
FFP Marketing Company, Inc.:

   We have audited the accompanying consolidated balance sheet of FFP Marketing Company, Inc. (successor in interest to FFP Partners, L.P., a Delaware limited partnership) and its subsidiaries as of December 26, 1999, and the related statements of operations, stockholders' equity/partners' capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Marketing Company, Inc. and its subsidiaries as of December 26, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.


                                      GRANT THORNTON LLP


Dallas, Texas
March 31, 2000

                          Independent Auditors' Report



The Stockholders of
FFP Marketing Company, Inc.:

   We have audited the accompanying consolidated balance sheet of FFP Marketing Company, Inc. (successor in interest to FFP Partners, L.P., a Delaware limited partnership) and its subsidiaries as of December 27, 1998, and the related consolidated statements of operations, stockholders' equity/partners' capital, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Marketing Company, Inc. and its subsidiaries as of December 27, 1998, and the results of their operations and their consolidated cash flows for each of the years in the two-year period then the year ended in conformity with generally accepted accounting principles.


                                      KPMG LLP


Fort Worth, Texas
March 30, 1999, except as to
the final paragraph of Note 6,
which is as of April 12, 1999

                  FFP Marketing Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    December 26, 1999, and December 27, 1998
                    (In thousands, except share information)

                                                         1999        1998
                       Assets

Current assets -
      Cash and cash equivalents                        $20,868      $9,537
      Trade receivables, less allowance for
         doubtful accounts of $976 and $758
         in 1999 and 1998, respectively                 18,430      11,901
      Notes receivable, current portion                  1,003       1,078
      Notes  receivable  from   affiliates,
         current portion                                   878       1,923
      Inventories                                       23,825      15,439
      Investments in debt securities and
         certain equity securities                       3,355           0
      Deferred tax asset                                   143       2,334
      Prepaid expenses and other current assets          2,093       1,386
          Total current assets                          70,595      43,598
Property and equipment, net                             40,072      33,602
Notes receivable from affiliates, excluding
      current portion                                        0      13,058
Other assets, net                                        7,739       6,782
   Total assets                                       $118,406     $97,040

        Liabilities and Stockholders' Equity

Current liabilities -
      Current installments of long-term debt            $1,231      $1,959
      Current installments of obligations
         under capital leases                              250         401
      Accounts payable                                  23,221      16,254
      Money orders payable                              12,749      15,190
      Accrued expenses                                  18,747      14,351
         Total current liabilities                      56,198      48,155
Long-term debt, excluding current installments          32,205      18,421
Obligations under capital leases, excluding
      current installments                               4,627         955
Deferred income taxes                                    2,365       4,913
Other liabilities                                        2,046       2,824
         Total liabilities                              97,441      75,268
Commitments and contingencies
Stockholders' equity -
    Preferred stock ($0.01 par value;
       1,000,000 shares authorized;
       no shares issued and outstanding)                     0           0
    Common stock ($0.01 par value;
       9,000,000 shares authorized;
       3,818,747 shares issued and
       outstanding in 1999 and 1998)                    22,235      22,235
    Accumulated deficit                                 (1,270)       (463)
         Total stockholders' equity                     20,965      21,772
  Total liabilities and stockholders' equity          $118,406     $97,040

          See accompanying Notes to Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
                      Consolidated Statements of Operations
     Years Ended December 26, 1999, December 27, 1998, and December 28, 1997
                  (In thousands, except per share information)

                                                 1999        1998       1997
Revenues -
      Motor fuel                              $378,871    $311,526   $311,495
      Merchandise                              114,422      94,629     61,652
      Miscellaneous                             11,086       9,719      6,267
            Total revenues                     504,379     415,874    379,414
Costs and expenses -
      Cost of motor fuel                       350,233     284,610    289,793
      Cost of merchandise                       80,685      65,182     42,913
      Direct store expenses                     50,524      44,154     28,241
      General and administrative expenses       14,389      15,831     12,113
      Depreciation and amortization              6,724       5,636      5,488
            Total costs and expenses           502,555     415,413    378,548
Operating income                                 1,824         461        866
      Interest income                            1,376         693         36
      Interest expense                           3,989       1,861      1,678
Loss before income taxes and
  extraordinary items                             (789)       (707)      (776)
      Income tax benefit                          (223)       (244)      (892)
Income (loss) before extraordinary items          (566)       (463)       116
Extraordinary loss (net of applicable
  income tax benefit of $134)                      241           0          0
Net income (loss)                                $(807)      $(463)      $116

Income (loss) before extraordinary
  items, per share -
      Basic                                     $(0.15)     $(0.12)     $0.03
      Diluted                                    (0.15)      (0.12)      0.03

Net income (loss) per share -
      Basic                                      (0.21)      (0.12)      0.03
      Diluted                                    (0.21)      (0.12)      0.03

Weighted  average  number of common shares
  outstanding -
       Basic                                     3,819       3,784      3,779
       Diluted                                   3,819       3,784      3,802

Pro forma information (unaudited)
  (Note 11) -
       Historical loss before income taxes           -           -      $(776)
       Pro forma income tax benefit                  -           -       (287)
Pro forma net loss                                   -           -      $(489)

Pro forma net loss per share -
       Basic                                         -           -     $(0.13)
       Diluted                                       -           -      (0.13)



                See accompanying Notes to Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
        Consolidated Statements of Stockholders' Equity/Partners' Capital Years Ended December 26, 1999, December 27, 1998, and December 28, 1997
                                 (In thousands)

                                        Joint
                     Common  Accum.      Debt     Limited General Treasury
                      Stock  Deficit Obligations Partners Partner  Units   Total

Balance, December
  29, 1996              $0      $0        $0     $24,165    $242 $(269) $24,138

Net income               0       0         0         115       1     0      116

Net assets distributed
  in restructuring
  transaction       22,202       0         0     (24,280)   (243)  269   (2,052)

Reduction of equity
  resulting from
  reporting of joint
  debt obligations
  in restructuring      0        0   (15,938)          0       0     0  (15,938)

Balance, December
  28, 1997         22,202        0   (15,938)          0       0     0    6,264

Net loss                0     (463)        0           0       0     0     (463)

Distribution of
  amount owed for
  prior year          (70)       0         0           0       0     0      (70)

Increase in equity
  resulting from
  restructuring joint
    debt obligations    0        0    15,938           0       0     0   15,938

Exercise of stock
  options             103        0         0           0       0     0      103

Balance, December
  27, 1998         22,235     (463)        0           0       0     0   21,772

Net loss                0     (807)        0           0       0     0     (807)

Balance, December
  26, 1999        $22,235  $(1,270)       $0          $0      $0    $0  $20,965


          See accompanying Notes to Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
     Years Ended December 26, 1999, December 27, 1998, and December 28, 1997
                 (In thousands, except supplemental information)

                                                  1999        1998        1997
Cash Flows from Operating Activities -
   Net income (loss)                             $(807)      $(463)       $116
   Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities -
      Depreciation and amortization              6,724       5,636       5,488
      Provision for doubtful accounts              651       1,916         199
      (Benefit) for deferred income taxes         (357)       (310)       (892)
      (Gain)loss on sales of property and
         equipment                                 307          96        (254)
      Gain on sales of convenience store
         operations                                (38)       (445)        (30)
      (Increase) in trading securities          (3,355)          0           0
   Changes in operating assets and
      liabilities -
      (Increase) in trade receivables           (7,180)     (5,255)        (54)
      (Increase)decrease in inventories         (8,386)        381      (3,331)
      (Increase) in prepaid expenses and
         other current assets                   (2,224)       (679)       (298)
      Increase in accounts payable               6,967         935       1,169
      Increase (decrease) in money orders
         payable                                (2,441)      3,891       3,490
      Increase in accrued expenses and
         other liabilities                       3,618       4,686       3,067
Net cash provided by (used in) operating
  activities                                    (6,521)     10,389       8,670

Cash Flows from Investing Activities -
   Purchases of property and equipment         (13,032)     (6,787)    (17,410)
   Proceeds from sales of property and
       equipment                                   129          82       1,289
   Decrease (increase) in notes receivable
       from affiliates                          14,103     (14,555)          0
   Decrease in notes receivable                     75          12         846
Net cash provided by (used in) investing
    activities                                   1,275     (21,248)    (15,275)

Cash Flows from Financing Activities -
   Borrowings (payments) on revolving
        credit line, net                             0           0      (6,823)
   Proceeds from long-term debt                490,771     589,841     122,884
   Payments on long-term debt                 (477,715)   (576,196)   (109,563)
   Borrowings under capital lease obligations    3,985         311       2,522
   Payments on capital lease obligations          (464)     (2,982)     (1,270)
   Proceeds from exercise of stock or
       unit options                                  0         103           0
   Distributions                                     0         (70)          0
Net cash provided by financing activities       16,577      11,007       7,750

Net increase in cash and cash equivalents       11,331         148       1,145
Cash and cash  equivalents  at  beginning
  of year                                        9,537       9,389       8,244
Cash and cash equivalents at end of year       $20,868      $9,537      $9,389


Supplemental Disclosure of Cash Flow Information -

Cash paid for interest                          $3,884      $1,862      $1,917
Cash paid for estimated Federal income taxes        $0        $125          $0
Capitalized interest on purchases of
  property and equipment                            $0          $0        $148

Supplemental Schedule of Noncash Investing and Financing Activities -

   In conjunction with the December 1997 organizational restructuring of FFP Partners, L.P. that included the formation of the Company (see Note 1), FFP Partners retained prepaid expenses of $196,000 and land and buildings of $18,143,000, and distributed common stock of the Company in the amount of $349,000 to the general partner of FFP Partners. Also in connection with that 1997 restructuring, the Company recorded a reduction in stockholders' equity of $15,938,000 related to debt for which the Company and FFP Partners were jointly liable. The Company restructured that debt in June 1998 and at that time reversed the 1997 stockholders' equity reduction of $15,938,000 (see Note 6).



          See accompanying Notes to Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
           December 26, 1999, December 27, 1998, and December 28, 1997


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

   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at approximately 428 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations") (see Note
17).

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

(c)  Reclassifications

   Certain 1998 and 1997 amounts have been reclassified to conform to 1999 presentation.


2.  Significant Accounting Policies

(a) Fiscal Years

   The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year which ends on the last Sunday of December. Accordingly, each of the fiscal years ended December 26, 1999, December 27, 1998, and December 28, 1997, consisted of 52 weeks. Year end data in these notes is as of the respective dates above.

(b) Cash Equivalents

   The Company considers all highly liquid investments with maturity dates at date of purchase of three months or less to be cash equivalents.

(c)  Notes Receivable

   The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At year end 1999 and 1998, no notes receivable were determined to be impaired.

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

(f)  Investments in Joint Ventures and Other Entities

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

   Goodwill  at  year  end  1999  and  1998  of   $1,445,000   and   $1,524,000,
respectively, is being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved.

(h) Sales of Convenience Store Operations

   In 1999 and in past years the Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 11%. Summary information about these sales is as follows:


                                                            Gains
                                                      ------------------------
          Number              Notes      Total                       Deferred
           Sold     Cash   Receivable    Proceeds   Recognized    (at year-end)
                         (In thousands, except number sold)

 1999        3       $31      $110        $141          $38             $42
 1998        9       312       683         995          445             265
 1997        2        66       201         267           30              50

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

(i) Environmental Costs

   Environmental remediation costs are expensed; related environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of existing assets are capitalized. Liabilities for environmental remediation costs are recorded when environmental assessment and/or remediation is probable and the amounts can be reasonably estimated. Environmental liabilities are evaluated independently from potential claims for recovery. Accordingly, the gross estimated liabilities and estimated claims for reimbursement have been presented separately in the accompanying consolidated balance sheets (see Note 14b).

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

(j) Motor Fuel Taxes

   Motor fuel revenues and related costs of motor fuel in 1999, 1998, and 1997 include federal and state excise taxes of $139,711,000, $116,880,000, and $99,911,000, respectively.

(k) Exchanges

   The Company uses the exchange method of accounting for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (see Note 12) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1999 and 1998 were $311,000 and $375,000, respectively.

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

   Under the Revenue Act of 1987, the Company qualified as a publicly-traded partnership until the end of its 1997 fiscal year. Accordingly, the taxable income or loss of the Company was allocated in the income tax returns of the individual partners, and no provision for income taxes was made in the accompanying consolidated financial statements, except for applying the provisions of SFAS No. 109 "Accounting for Income Taxes."

   The businesses and activities retained by FFP Partners in connection with its December 1997 restructuring permit it to continue to be treated as a partnership for income tax purposes. However, in connection with the restructuring, FFP Marketing Company, Inc. was organized as a corporation. Accordingly, income tax expense or benefit is recorded in its consolidated financial statements for 1999 or 1998.

(m)  Fair Value of Financial Instruments

   The carrying amounts of cash, receivables, investments in debt securities and certain equity securities, amounts due under the revolving credit line, and money orders payable approximate fair value because of the short maturity of those instruments. The carrying amount of notes receivable and notes receivable from affiliates approximates fair value, which is determined by discounting expected future cash flows at current rates.

   The carrying amount of long-term debt at year end 1999 was $33,436,000. The fair value of such debt at year end 1999 was approximately $32,808,000, based on the Company's current borrowing rate for debt with similar maturities. At year end 1998, the carrying amount of long-term debt was $20,380,000, which approximated fair value because (1) the interest rate on $9,169,000 of such obligations varied with the prime rate, and (2) the fixed rate on the remainder of the long-term obligations at that time, all of which had been incurred in 1998, was not materially different from the year end 1998 borrowing rate available to the Company.

(n)  Common Stock

   Prior to the December 1997 restructuring of FFP Partners, the capital of the Company consisted of partnership interests. These interests were converted into common stock in connection with the restructuring. The average number of shares shown as outstanding on the statement of operations has been adjusted to reflect the number of common shares that would have been outstanding had the restructuring occurred at the beginning of 1997 and giving effect to the shares that would have been issued to the general partner. Treasury units previously held by the Company (64,778 units, at cost) were retired in 1997 in conjunction with the restructuring.

(o) Income (Loss) per Share

   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At each of year end 1999 and 1998, outstanding options to acquire 231,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. (See Note 10.) A reconciliation of the denominators of the basic and diluted net income
(loss) per share computations for 1999, 1998, and 1997 follows:

                                                    1999     1998     1997
                                                        (In thousands)

Weighted average number of common
  shares outstanding                               3,819    3,784    3,779
Effect of dilutive options                             0        0       23
Weighted average number of common
  shares outstanding, assuming dilution            3,819    3,784    3,802

(p) Dividends to Stockholders/Distributions to Partners

   Prior to the December 1997 restructuring of the Company, the Company's distributions to its partners represented a return of capital and were allocated pro rata to the general partner and holders of its limited partnership interests. Because the Company is now a corporation, distributions to its shareholders, if any, would usually be dividends.

(q) Employee Benefit Plan

   The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 1999, 1998, or 1997.

(r)  Use of Estimates

   The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(s)  Stock Option Plans

   The Company accounts for its outstanding stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant of the option exceeds the exercise price of the option. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected the second alternative (see Note 10).

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


(v)  New Accounting Pronouncement

   FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. As amended, this statement is effective for fiscal quarters beginning after January 1, 2001. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. The Company has not yet determined the impact of this statement on its financial condition or results of operation.


3.  Investments in Debt Securities and Certain Equity Securities


   The Company classified at acquisition all of its investments in debt securities and all of its investments in equity securities that have a readily determinable fair value, other than investments accounted for under the equity method or its investments in consolidated subsidiaries, as trading securities. Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that unrealized and realized gains and losses from trading securities are included in earnings. Dividend and interest income from trading securities, including the amortization of premium and discount arising at acquisition, are also included in earnings. In addition to dividend and interest income, the Company's earnings in 1999 included $133,000 from net unrealized holding gains from trading securities and $79,000 from realized gains from trading securities.


4.  Property and Equipment

            Property and equipment consists of the following:


                                              1999         1998
                                                (In thousands)

Land                                         $1,655       $1,376
Buildings and leasehold improvements         15,013        9,462
Machinery and equipment                      62,515       56,051
Construction in progress                        123          292
                                             79,306       67,181
Accumulated depreciation and                (39,234)     (33,579)
  amortization
     Total                                  $40,072      $33,602


5.  Other Assets

   Other assets consist of the following:

                                               1999        1998
                                                (In  thousands)
Intangible Assets (Note 2g)-
   Ground leases                             $1,093       $1,093
   Goodwill                                   1,445        1,524
   Other                                      3,848        3,558
                                              6,386        6,175
   Accumulated amortization                  (3,857)      (3,341)
                                              2,529        2,834
Notes receivable                              1,059        1,386
Environmental   remediation   reimbursement   1,283        1,297
  claims
Investments  in joint  ventures  and  other     990          210
  entities
Other                                         1,878        1,055

   Total                                     $7,739       $6,782

6.  Notes Payable and Long-Term Debt

   In June 1998 the Company refinanced a loan with an original principal amount of $6,735,000 incurred in connection with its December 1997 acquisition of 94 convenience stores. The refinancing is comprised of 44 loans in the original principal amount of $9,420,000 and bears interest at 8.66% per annum. The loans will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. The loans are secured by the Company's assets at 44 of the 94 convenience stores acquired in 1997. At year end 1999 and 1998, $8,825,000 and $9,253,000, respectively, remained outstanding on these loans.

   In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At year end 1999, $970,000 remained outstanding on these loans.

   The land and building at the remaining 14 of those 25 stores were purchased on the same date by FFP Partners and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases negotiated between FFP Partners and the Company require a total monthly rent payment of $99,000 with a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. The amount of rent allocated to the capital lease obligation for the buildings in the original amount of $3,932,000 results in an implicit rate of approximately 20%. As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At year end 1999, $9,327,000 remained outstanding on those loans of FFP Partners that were guaranteed by the Company. The Company's scheduled real estate lease payments to FFP Partners will equal or exceed the debt service costs of FFP Partners during the term of the leases.

   In February 1999 the Company also purchased inventory and equipment from FFP Partners at those 14 fee locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. This note, which was payable in monthly installments with interest at the prime rate, was repaid in full by the Company in October 1999.

   In June 1999 the Company refinanced its previous long-term revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the original principal amount of $23,800,000. With the net loan proceeds the Company repaid debts aggregating $19,988,000 and incurred an extraordinary loss of $375,000 ($0.10 per share), before applicable income tax benefit, as a result of prepayment penalties and the write off of previously unamortized loan fees. This new long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. This loan is secured by a lien against the Company's leasehold, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At year end 1999, $23,515,000 remained outstanding on these loans.

   In December 1999 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $10,000,000. The amount available at any time under the loan is equal to a borrowing base of 80% of certain trade receivables plus 60% of the Company's inventory at its terminal facility; provided, however, that any draw which would cause outstanding borrowings under the facility to exceed $5,000,000 is limited to 140% of net value of debt and equity securities in the Company's trading account at a brokerage firm. At year end 1999, the Company's borrowing base was approximately $9,800,000, and the net value at the brokerage firm was approximately $5,181,000. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly, and matures in December 2002. At year end 1999, no amount was outstanding under the revolving line of credit. The loan is subject to a Loan Agreement and a Security Agreement dated in December 1999 between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous restrictive covenants including, but not limited to, a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1. Loans under the agreement are secured by all of the Company's trade accounts receivable, its inventories at the terminal, not otherwise encumbered, a negative pledge of its other assets, and a collateral assignment of the Company's note receivable and deed of trust lien against the real properties of FFP Partners.

   The amount of long-term debt payments for the next five years is as follows:

                                             (In thousands)

 2000                                            $1,231
 2001                                             1,506
 2002                                             1,580
 2003                                             1,709
 2004                                             1,868
 Thereafter                                      25,542
     Total                                      $33,436

   At year end 1998, $1,850,000 was outstanding on an equipment loan that the Company had incurred in the original principal amount of $2,076,000. The note had refinanced a prior capital lease obligation, bore interest at 8.93% per annum, and matured in April 2003. The debt required monthly principal and interest payments of $43,000 and was secured by various equipment. In June 1999 the Company repaid this loan in full.

   The Company's bank revolving credit line that was paid off in July 1999 provided for borrowings up to $15,000,000, with the amount available at any time limited to a borrowing base equal to 85% of the Company's trade receivables plus 50% of the Company's inventories. On December 27, 1998, the Company's borrowing base was $12,383,000. The revolving credit facility and a term loan in the original principal amount of $8,000,000 executed in October 1997 both bore interest at the lender's prime rate (7.75% at the end of 1998), payable monthly. The term loan required monthly principal payments of $95,000; and both loans were scheduled to mature in November 2000. At December 27, 1998, the total amount outstanding under the revolving line was $2,407,000, and the term loan had an outstanding balance of $6,762,000. The loans were subject to a Loan and Security Agreement dated in October 1997, and amended as of June 1998, between the lender, the Company and two subsidiaries of the Company. The agreement contained numerous restrictive covenants, including financial covenants relating to the maintenance of a specified minimum tangible net worth, a maximum debt to tangible net worth ratio, and a minimum cash flow coverage ratio. At year end 1998, the Company was not in compliance with certain requirements under the loan agreement for the principal reason that the assets and operations of FFP Partners are no longer included in the financial covenant calculations. The lender waived declaring a default due to such noncompliance, and the lender and the Company amended the applicable restrictive covenants so that the Company was in compliance subsequent to December 27, 1998. The loans under the agreement were secured by the Company's trade accounts receivable, inventories and equipment not otherwise encumbered, a negative pledge of its other assets, and a collateral assignment of the Company's note receivable and deed of trust lien against the real properties of FFP Partners. The Company repaid this loan in full in July 1999.

7.  Capital Leases

   The Company is obligated under noncancelable capital leases for computers and convenience store equipment that begin to expire in 2000. Beginning February 1999, the Company also leases buildings at 14 convenience stores that are classified for accounting purposes as capitalized leases. The building capital lease obligations had an initial obligation of $3,932,000 in February 1999, which had been reduced to $3,897,000 at year end 1999. The gross amount of the assets covered by capital leases and included in property and equipment in the accompanying consolidated balance sheets is as follows:

                                          1999            1998
                                             (In thousands)

Buildings                                 $3,932            $0
Fixtures and equipment                     1,980         2,001
Accumulated depreciation and
  amortization                              (815)         (363)

     Totals                               $5,097        $1,638

   The amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1999 are shown in the following table:


                                                     (In thousands)

 2000                                                   $1,244
 2001                                                    1,225
 2002                                                    1,083
 2003                                                      885
 2004                                                      853
 Thereafter                                              7,819
 Total minimum lease payments                           13,109
    Amount representing interest                        (8,232)
 Present value of future minimum lease payments          4,877
    Current installments                                  (250)

 Obligations under capital leases, excluding
  current installments                                  $4,627

8.  Operating Leases

   The Company operates all of its convenience stores and truck stops under long-term operating leases, except for the buildings at the 14 convenience stores classified as capital leases (see Note 7). A significant portion of the leases are with related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. During 1999 the Company extended the lease term of 63 properties leased from FFP Partners to 20 years. Minimum future rental payments (including bargain renewal periods) and sublease receipts for years after 1999 are as follows:

                            Future Rental Payments
                        ---------------------------          Future
                        Related                             Sublease
                        Parties     Others     Total        Receipts
                                (In thousands)

 2000                    $3,689    $3,022     $6,711         $1,160
 2001                     3,607     2,860      6,467            846
 2002                     3,091     2,751      5,842            615
 2003                     2,550     2,532      5,082            425
 2004                     2,550     2,465      5,015            182
 Thereafter              32,729    22,743     55,472              5

    Totals              $48,216   $36,373    $84,589         $3,233

   Total rental expense and sublease income in 1999, 1998, and 1997 were as follows:


                                Rent Expense
                         -----------------------
                         Related                          Sublease
                         Parties  Others   Total           Income
                                (In thousands)

 1999                     $3,745  $3,247  $6,992          $1,683
 1998                      3,566   3,231   6,797           1,521
 1997                        915     922   1,837           1,370

9.  Accrued Expenses

   Accrued expenses in 1999 and 1998 consist of the following:

                                                1999       1998
                                                 (In thousands)

Motor fuel taxes payable                      $12,502     $9,688
Accrued payroll and related expenses            1,704      1,084
Other                                           4,541      3,579

      Totals                                  $18,747    $14,351

10.  Stock Option Plan and Nonqualified Unit Option Plan

   The Company's Board of Directors initially adopted a Stock Option Plan in July 1998 to provide an incentive for its employees to remain in the service of the Company and to encourage them to apply their best efforts for the benefit of the Company. The plan became null and void because the Company's shareholders did not meet, and therefore did not approve, the plan within one year of the Board's adoption of the plan. As a result, options granted in 1998 for 30,000 shares automatically expired in July 1999. The Company's Board of Directors adopted a similar Stock Option Plan on August 6, 1999 to provide an incentive for its employees to remain in the service of the Company and to encourage them to apply their best efforts for the benefit of the Company. This Stock Option Plan will become null and void if it is not approved by a majority of the Company's shareholders at a meeting held before August 6, 2000.

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

   Prior to the company reorganization in December 1997, FFP Partners maintained a Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees. Those plans authorized the granting of options to purchase up to 450,000 and 100,000 Class A Units of FFP Partners, respectively.

   The exercise price of each option granted under the unit option plans was determined by FFP Partners but could not be less than the fair market value of the underlying units on the date of grant. All options to acquire Class A Units of FFP Partners under those unit option plans that were outstanding at the completion of the December 1997 restructuring were divided into separate options to purchase Class A Units of FFP Partners and a like number of the Company's common shares. The exercise price for the then existing FFP Partners unit options was allocated among the two new options in proportion to the closing prices on the American Stock Exchange of FFP Partners Class A Units and the Company's common shares. The original and adjusted exercise prices of the options outstanding at year end 1999 under the Non-Qualified Plans ("NQ") and the 1999 Stock Option Plan ("ISO") are as follows:


                         Original    Adjusted
     Issue               Exercise    Exercise      Options        Options
     Date        Type      Price      Price       Outstanding   Exercisable

November 1992     NQ     $3.7500     $2.5388       138,333        138,333
April 1995        NQ      4.3130      4.0620        25,000         25,000
September 1995    NQ      6.0000      4.7390        25,000         25,000
February 1997     NQ      7.0000      2.9196        13,334          6,667
August 1999       ISO     2.9380      2.9380        30,000              0

     Totals                                        231,667        195,000

   All outstanding options at year end 1999 are exercisable with respect to one-third of the shares covered thereby on each of the anniversary dates of their respective grants and will expire 10 years from the date of grant. Upon a change in control of the Company, any unexercisable options will become immediately exercisable.

   A summary of activity under the stock option plan and the unit option plans for 1999, 1998, and 1997 follows:

                                                                    Weighted
                                           Number of    Exercise     Average
                                           Class A       Price      Exercise
                                            Units        Range        Price

Non-Qualified Plan Before Restructuring -

Options outstanding, December 29, 1996     221,999   $3.75 - $7.00    $4.37
    Options granted during year             20,000       $4.31        $4.31
    Options expired or terminated
        during year                              0          0             0
    Options exercised during year                0          0             0
Options outstanding, December 28, 1997     241,999   $3.75 - $7.00    $4.37

Stock Option Plan and Non-Qualifed
     Plan After Restructuring -

Options outstanding, December 28, 1997     241,999   $3.75 - $7.00    $4.37
    Options granted during year             30,000       $4.50        $4.50
    Options expired or terminated
        during year                         (1,000)      $2.54        $2.54
    Options exercised during year          (39,332)  $2.54 - $2.62    $2.92
Options outstanding, December 27, 1998     231,667   $2.54 - $3.22     4.74
    Options granted during year             30,000      $2.94         $2.94
    Options expired or terminated
        during year                        (30,000)     $4.50         $4.50
    Options exercised during year                0          0             0
Options outstanding, December 26, 1999     231,667   $2.54 - $3.01    $4.74

Options exercisable, December 26, 1999     195,000   $2.54 - $3.03    $4.74

   All outstanding options at year end 1999 were originally issued with a 10-year life and have a weighted-average remaining contractual life of 4.6 years.

   The per share weighted-average fair value of options granted in 1999, 1998, and 1997, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                      Underlying Assumptions
                            -----------------------------------------

                 Estimated              Risk-Free                  Expected
  Year             Fair       Dividend   Interest     Expected      Option
 Granted           Value       Yield       Rate      Volatility      Life

  1999            $1.84         0.0%       6.47%        53%       7 years
  1998             3.82         0.0%       6.00%        68%       7 years
  1997             2.81         0.0%       6.40%        58%       7 years

   The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                       1999       1998       1997
                                    (In thousands, except per share
                                        or per unit information)
Net income (loss) -
   As reported                       $(807)     $(463)        $116
   Pro forma                          (851)      (510)          53
Net income (loss) per share -
   As reported -
      Basic                         $(0.21)     (0.12)        0.03
      Diluted                        (0.21)     (0.12)        0.03
   Pro forma -
      Basic                         $(0.22)     (0.13)        0.01
      Diluted                        (0.22)     (0.13)        0.01

   Pro forma net income (loss) reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost for options granted prior to 1995 is not considered.


11.  Income Taxes

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

   At year end 1999, the Company has a net operating loss carryforward for income tax purposes of $7,100,000. If not utilized, the tax loss carryforward will expire in 2018 and in 2019.

   The Company's income tax expense (benefit) for 1999, 1998, and 1997 consists of the following:


                                                  1999      1998      1997
                                                      (In thousands)

Current federal income tax expense                  $0        $0        $0
Current state income tax expense                     0        66         0
  Total current income tax expense (benefit)         0        66         0
Deferred income tax expense (benefit)             (357)     (310)     (892)
Income tax expense (benefit)                     $(357)    $(244)    $(892)

   The Company's income tax expense (benefit) is different from the amount computed by applying the federal income tax rate of 34% to the Company's loss before income taxes for 1999 and 1998. The reasons for the difference are illustrated in the following table:

                                                        1999        1998
                                                         (In thousands)

Income tax expense (benefit) at statutory
  rate                                                 $(395)      $(240)
State income tax, net of federal benefit                   0          44
Amortization of goodwill                                  25          25
Meals and entertainment                                    8          22
State tax rate change at beginning of year                 0         (66)
Other, net                                                 5         (29)
Total income tax expense (benefit)                     $(357)      $(244)

Effective tax rate                                      30.7%       34.5%

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at year end 1999 and 1998 are presented below.

                                                        1999     1998
                                                        (In thousands)

  Deferred tax assets:
    Accounts receivable, principally due to allowance
        for doubtful accounts                           $332     $280
    Accrued expenses, principally due to accruals for
        financial reporting purposes                     208      244
    Net operating loss carryforward                    2,428    2,016
    Other, net                                           284       82

           Total deferred tax assets, net             $3,252   $2,622

  Deferred tax liabilities:
    Property and equipment, principally due
       to basis differences and differences
       in depreciation                               $(4,553) $(3,956)
    Notes receivable, principally due to
      basis differences                                 (489)    (681)
      Other, net                                        (432)    (564)

   Total deferred tax liabilities                    $(5,474) $(5,201)

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

   The Company has provided unaudited pro forma information for 1997 in the consolidated statement of operations as if the Company had been a taxable corporation for that period. The unaudited pro forma income tax benefit includes the actual deferred income tax benefit recorded by the Company in 1997 of $892,000. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of results if the Company had been a taxable entity in prior years or of future results of operation.


12.  Futures and Forward Contracts

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

   From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (see Note 2k). These transactions, which together with futures contracts are classified as operating activities for purposes of the consolidated statements of cash flows, are included in motor fuel sales and related cost of sales and resulted in net gains as follows:

                                (In  thousands)
        1999                          $74
        1998                          169
        1997                          430

   Open positions under futures and forward contracts were not significant at year end 1999 and 1998.


13.  Related Party Transactions

   Two of the Company's officers, its chief executive officer and its vice president-finance, secretary, treasurer, general counsel and chief financial officer, hold similar positions with the sole general partner of FFP Partners. In addition, entities owned directly or indirectly by the Company's chief executive officer, members of his immediate family, and other members of the senior management of the Company have in the past, and intend to do so in the future, engaged in transactions with the Company.

   The Company leases real property for some of its retail outlets from FFP Partners. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. No lease payments were made by the Company to FFP Partners in 1997 or other years prior to the December 1997 reorganization. The Company made lease payments of $2,952,000 and $2,628,000 to FFP Partners for its properties in 1999 and 1998, respectively. In addition, the Company began to lease 14 additional properties from FFP Partners in February 1999 in long-term leasing transactions treated as capital leases. Pursuant to those capital leases, the Company paid FFP Partners $675,000 and $35,000 in 1999 as interest expense and reduction of the capital lease obligation, respectively.

   The Company also leases real property for some of its retail outlets and some administrative and executive office facilities from various other entities affiliated with the senior management of the Company. During 1999, 1998, and 1997, the Company paid $944,000, $959,000, and $915,000, respectively, to such entities with respect to these leases.

   Prior to the December 1997 restructuring of FFP Partners, the Company reimbursed its general partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. The reimbursement for 1997 was $763,000.

   The Company is not licensed to sell alcoholic beverages in Texas. In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1997, the agreement was amended to extend the term for five years commencing on the date of amendment. In 1999, 1998, and 1997, the sales recorded by the affiliated company under this agreement were $17,596,000, $12,143,000, and $8,330,000, respectively. The Company received $3,036,000,
$2,117,000,  and $1,355,000,  in 1999,  1998, and 1997,  respectively,  in rent, management fees, and interest, and such amounts are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $176,000, $121,000, and $83,000 in 1999, 1998, and 1997, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $878,000 and $780,000 at year end 1999 and 1998, respectively.

   The Company purchases certain goods and services (including company automobiles, office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $224,000, $563,000, and $471,000 in 1999, 1998, and 1997, respectively.

   In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by an affiliated party and members of his family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company maintains with other unrelated parties. In 1999, 1998, and 1997, the Company paid commissions to this affiliated company related to the sale of motor fuel at these locations of $239,000, $318,000, and $323,000, respectively.

   During 1997, the Company reimbursed various related companies in the amount of $386,000 for legal fees that benefited the Company. These legal fees had been charged to expense in 1996.

   The Company and FFP Partners are parties to a reimbursement agreement pursuant to which FFP Partners reimburses the Company for all direct costs of FFP Partners (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of FFP Partners. For each of 1999 and 1998, FFP Partners paid $200,000 to the Company as the indirect overhead cost reimbursement.


14.  Commitments and Contingencies

(a) Uninsured Liabilities

   The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

   The Company self-insures medical claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees. Such claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee. The Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $205,000, $284,000, and $295,000 in 1999, 1998, and 1997, respectively.

   The Company is insured for worker's compensation claims in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 1999 and 1998, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

   The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must have conformed to the new standards by December 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. At year end 1999 and 1998, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $918,000 and $918,000, respectively, in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $918,000 and $918,000 were recorded in 1999 and 1998, respectively, as the Company expects that such costs will be reimbursed by various environmental agencies. Prior to 1999, the Company contracted with a third party to perform site assessments and remediation activities on 78 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

   Environmental expenditures incurred to comply with environmental laws and regulations were $3,126,000, $2,849,000, and $1,665,000 in 1999, 1998, and 1997,
respectively (including capital expenditures of $2,610,000, $2,418,000, and $1,267,000).

   The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverage afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,275,000 and $1,297,000 at year end 1999 and 1998, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs. Therefore, the Company's environmental costs in the future could increase.

(c) Other

   The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.


15.  Quarterly Operating Results (Unaudited)

   Quarterly results of operations for 1999, 1998, and 1997, adjusted to reflect a restatement of quarterly results for 1998 made in March 2000, were as follows:

                            First      Second      Third      Fourth      Full
                           Quarter    Quarter     Quarter    Quarter      Year
                                 (In thousands, except per unit data)
1999
Total revenues            $101,080   $124,982    $134,119   $144,198   $504,379
Total margin                16,914     18,438      18,440     19,669     73,461
Net income (loss)             (190)       (45)       (792)       220       (807)
Net income (loss)
  per share-
    Basic                   $(0.05)    $(0.01)     $(0.21)     $0.06     $(0.21)
    Diluted                 $(0.05)    $(0.01)     $(0.21)     $0.06     $(0.21)

1998
Total revenues            $101,255   $112,562    $104,437    $97,620   $415,874
Total margin                15,789     16,572      17,679     16,042     66,082
Net income (loss)              277       (340)        394       (794)      (463)
Net income (loss)
  per share -
    Basic                    $0.07     $(0.09)      $0.10     $(0.20)    $(0.12)
    Diluted                  $0.07     $(0.09)      $0.10     $(0.20)    $(0.12)

1997
Total revenues             $92,682    $99,332     $96,059     $91,341  $379,414
Total margin                 9,979     11,951      11,734      13,044    46,708
Net income (loss)           (1,262)       340        (375)      1,413       116
Net income (loss)
  per share-
    Basic                   $(0.33)     $0.09      $(0.10)      $0.38     $0.03
    Diluted                  (0.33)      0.09       (0.10)       0.38      0.03

16.  Valuation and Qualifying Accounts

   The table below sets forth the beginning and ending balances, with additions and deductions, for the Company's allowance for doubtful trade receivables for year end 1999, 1998, and 1997:

                              Balance
                                 at      Additions  Charge offs,   Balance at
                             Beginning   Charged      net of          End
                             of Period   Expense    recoveries     of Period
                                            (in thousands)

Allowances for doubtful accounts
  for trade receivables
    1999                       $758        $651         $433          $976
    1998                        809       1,916        1,967           758
    1997                        883         199          273           809

17.  Financial Information by Segment

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company in the current year for reporting information about the Company's operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibility. There are no major distinctions in geographical areas served or customer types. The following table sets forth certain information about each segment's financial information in 1999, 1998, and 1997:

                               Retail
                                and       Terminal
                            Wholesale   Operations   Eliminations   Consolidated
                                               (In thousands)

1999
Revenues from external
    sources                   $494,470       $9,909          $0        $504,379
Revenues from other
    segment                          0       24,564     (24,564)              0
Depreciation and
    amortization                 6,160          564           0           6,724
Interest income                  1,376            0           0           1,376
Interest expense                 3,989          843        (843)          3,989
(Loss) before income taxes
  and extraordinary item         (180)         (609)          0            (789)
Extraordinary (loss)
  before tax effect              (375)            0           0            (375)
Total assets                  109,408         8,998           0         118,406
Capital expenditures           12,626           406           0          13,032

1998
Revenues from external
    sources                  $414,625        $1,249          $0        $415,874
Revenues from other
    segment                         0         3,602      (3,602)              0
Depreciation and
    amortization                5,125           511           0           5,636
Interest income                 1,406             0        (713)            693
Interest expense                1,861           713        (713)          1,861
Income (loss) before
    income taxes                1,301        (2,008)          0            (707)
Total assets                   89,739         7,301           0          97,040
Capital expenditures            6,605           182           0           6,787

1997
Revenues from external
    sources                  $379,064          $350          $0        $379,414
Revenues from other
    segment                         0         2,174      (2,174)              0
Depreciation and
    amortization                5,194           294           0           5,488
Interest income                   427             0        (391)             36
Interest expense                1,678           391        (391)          1,678
Income (loss) before
    income taxes                   42          (818)          0            (776)
Total assets                   67,844         7,486           0          75,330
Capital expenditures           14,247         3,163           0          17,410