Form 10-Q
period 2000-03-26
FFP MARKETING CO INC
filed 2000-05-09
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended March 26, 2000, or

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




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of May 9, 2000)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                       MARCH 26,    DECEMBER 26,
                                                         2000           1999

                     ASSETS

Current assets -
   Cash and cash equivalents                            $18,634         $20,868
   Investments in debt securities and
      certain equity securities                           5,008           3,355
   Trade receivables, net                                21,534          18,430
   Notes receivable, current portion                      1,073           1,003
   Receivables from affiliates, current portion             765             878
   Inventories                                           24,164          23,825
   Prepaid expenses and other current assets              2,189           2,236

        Total current assets                             73,367          70,595

Property and equipment, net                              39,541          40,072
Notes receivable, excluding current portion               1,284           1,059
Environmental reimbursement claim                         1,215           1,283
Other assets, net                                         5,410           5,397

        Total assets                                   $120,817        $118,406

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    Current installments of long-term debt               $1,231          $1,231
    Current installments of capital lease
       obligations                                          244             250
    Accounts payable                                     25,796          23,221
    Money orders payable                                 14,791          12,749
    Advances from affiliates                                881               0
    Accrued expenses                                     17,524          18,747

        Total current liabilities                        60,467          56,198

Long-term debt, excluding current installments           31,887          32,205
Capital lease obligations, excluding current
    installments                                          4,541           4,627
Deferred income taxes                                     1,949           2,365
Other liabilities                                         1,892           2,046

        Total liabilities                               100,736          97,441

Stockholders' equity -
    Common stock ($0.01 par value)                       22,235          22,235
    Accumulated deficit                                  (2,154)         (1,270)

        Total stockholders' equity                       20,081          20,965

  Total liabilities and stockholders' equity           $120,817        $118,406


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                      MARCH 26,      MARCH 28,
                                                        2000           1999
Revenues -
    Motor fuel sales                                 $123,432        $72,687
    Merchandise sales                                  28,680         25,758
    Miscellaneous                                       3,509          2,635
        Total revenues                                155,621        101,080

Costs and expenses -
    Cost of motor fuel                                117,508         66,386
    Cost of merchandise                                20,196         17,780
    Direct store expenses                              12,877         11,552
    General and administrative expenses                 3,760          3,774
    Depreciation and amortization                       1,724          1,499
        Total costs and expenses                      156,065        100,991

Operating income                                         (444)            89
    Interest income                                       351            326
    Interest expense                                    1,170            682

Income (loss) before income taxes                      (1,263)          (267)

    Income tax expense (benefit) -
        Current                                             0              0
        Deferred                                         (379)           (77)
        Total                                            (379)           (77)

Net income (loss)                                       $(884)         $(190)

Net income (loss) per share -
    Basic                                              $(0.23)        $(0.05)
    Diluted                                             (0.23)         (0.05)

Weighted average number of common shares
outstanding -
    Basic                                               3,818          3,818
    Diluted                                             3,818          3,818


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                        MARCH 26,     MARCH 28,
                                                          2000          1999

Cash Flows from Operating Activities -
    Net income (loss)                                     $(884)        $(190)
    Adjustments to reconcile net income
      (loss) to cash provided (used) by
      operating activities -
         Depreciation and amortization                    1,724         1,499
         Provision for doubtful accounts                     22             0
         Deferred income tax expense (benefit)             (379)          (77)
         Increase in trading securities                  (1,653)            0
         Gain on sale of convenience stores                (210)            0
         Net change in operating assets and
            liabilities                                     749        (3,012)
    Net cash provided (used) by operating activities       (631)       (1,780)

Cash Flows from Investing Activities -
    Additions of property and equipment, net             (1,193)       (4,000)
    Net cash (used) by investing activities              (1,193)       (4,000)

Cash Flows from Financing Activities -
    Net borrowings (repayments) of long-term
       debt and capital lease obligations                  (410)        6,596
    Net cash provided (used) by financing activities       (410)        6,596


Net increase (decrease) in cash  and cash equivalents    (2,234)          816

Cash and cash equivalents at beginning of period         20,868         9,537

Cash and cash equivalents at end of period              $18,634       $10,353


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS):

Cash paid for interest                                   $1,170          $673
Purchase of inventory/equipment for note to affiliate        $0        $2,692



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2000
                                   (Unaudited)


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

   The condensed consolidated balance sheet as of March 26, 2000, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 26, 2000, and March 28, 1999, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 26, 2000, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

   The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 26, 2000, and as discussed below.


2.  Income (Loss) per Share

   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. Outstanding options to acquire 231,667 and 230,667 common shares at March 26, 2000, and March 28, 1999, respectively, have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation follows of the denominators of the basic and diluted income (loss) per share calculations for the applicable first quarter periods in 2000 and 1999:

                                                              2000     1999
                                                              (in thousands)

Weighted average number of common shares outstanding         3,818    3,818
Effect of dilutive options                                       0        0
Weighted average number of common shares outstanding,
     assuming dilution                                       3,818    3,818

3.  Operating Segments

   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the first quarters of 2000 and 1999:

                                Retail and   Terminal
                                Wholesale   Operations Eliminations Consolidated
                                                (In thousands)

First Quarter 2000
Revenues from external sources   $140,444    $15,177         $0     $155,621
Revenues from other segment             0      7,541     (7,541)           0
Depreciation and amortization       1,577        147          0        1,724
Income (loss) before income
    taxes                          (1,453)       190          0       (1,263)

First Quarter 1999
Revenues from external sources   $100,918       $162         $0     $101,080
Revenues from other segment             0      2,767     (2,767)           0
Depreciation and amortization       1,368        131          0        1,499
Income (loss) before income
    taxes                              12       (279)         0         (267)

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

FFP Money Order Company,     December 1996     Sale of money orders through
Inc., a Nevada corporation                     agents


   The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at approximately 430 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). See Note 3, above.


RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

Fuel Sales and Margins

                                          First Quarter        Change
                                          2000     1999    Amount  Percent
                                      (In thousands, except per gallon data)

Fuel sales                            $123,432  $72,687  $50,745    69.8%
Fuel margin                              5,924    6,301    (377)   (6.0%)
Gallons sold
   Retail                               59,633   62,738  (3,105)   (4.9%)
   Wholesale                            37,486   22,717   14,769    65.0%
   Total                                97,119   85,455   11,664    13.6%
Margin per gallon (cents)
   Retail                                  9.4      9.1      0.3     3.3%
   Wholesale                               3.5      1.8      1.7    94.4%


   The Company sold more motor fuel, in both dollars and gallons, in the first quarter of 2000 than in the first quarter of 1999. Motor fuel sales, in dollars, increased substantially (69.8%) in the first quarter of 2000, primarily as a result of the industry-wide fuel price increases that have continued throughout 1999 and thus far into 2000 and also from additional sales from 25 additional stores purchased on February 26, 1999. To illustrate the rise in prices, the Company's $1.32 per gallon average retail price of motor fuel sales in the first quarter of 2000 was $0.44 (50.0%) higher than the $0.88 per gallon average retail price of motor fuel sold in the first quarter of 1999. As a result, the Company's motor fuel sales increased by $50,745,000 in the first quarter of 2000 compared to the corresponding period of 1999.

   In all, the Company sold 97,119,000 gallons of motor fuel in the first quarter 2000, an 11,664,000 gallon increase (13.6%) over the volume of motor fuel sold in the comparable 1999 period. This increase was primarily attributable to additional wholesale fuel sales of 14,760,000 gallons, which offset a 4.9% reduction in retail gallons sold resulting from increased retail competition. In pursuit of alternative strategies for profit improvement, the Company expanded its wholesale sales efforts and its processing activities at its terminal facility. Through this motor fuel blending and transmix processing at the terminal, the Company now supplies wholesale motor fuel on a very competitive basis. Because motor fuel prices for the Company's inventory in the South remained relatively constant in the first quarter and did not offset motor fuel prices increased in the Northeast as a result of its significantly colder winter, the Company incurred an exchange and motor fuel hedging loss of $1,002,000 in the first quarter of 2000 as the Company sought to protect its motor fuel inventory values. Motor fuel retail and wholesale fuel margins per gallon improved during the first quarter of 2000, as reflected in the above table which excludes the exchange and hedging loss, while the Company's overall gross profit on motor fuel sales declined by 6.0% when compared to the corresponding 1999 quarter. Those margins increased principally as a result of additional volumes of product being processed at the Company's terminal facility after connecting in late 1999 to a pipeline transporting motor fuel from the Texas Gulf Coast. Those increased volumes and margins are expected to continue in future months with this processing activity, although no assurances can be given that such expectations will be realized.


Merchandise Sales and Margins


                                          First Quarter         Change
                                          2000     1999     Amount   Percent
                               (In thousands, except average weekly sales data)

Mdse sales                             $28,680   $25,758    $2,922     11.3%
Mdse margin                              8,484     7,978       506      6.3%
Margin percentage, convenience
   stores and truck stops                28.3%     31.0%     (2.7%)    (8.7%)
Average weekly mdse sales per store:
   Convenience stores                  $10,585   $10,137      $448      4.4%
   Truck stops                          16,269    16,629      (360)    (2.2%)


   Merchandise sales increased by $2,922,000 (11.3%) in the first quarter of 2000. Principal factors for that increase were an increase in the sales price of tobacco products, which earn a lower retail margin than the average merchandise, and sales from the additional stores purchased on February 26, 1999. Merchandise gross profit increased by $506,000 (6.3%) as a result of the additional merchandise sales and overcame an 8.7% decline in gross margin percentage.


Other Income and Expenses

   Miscellaneous income rose to $3,509,000 in the first quarter of 2000 from $2,635,000 in the first quarter of 1999, a 33.2% increase. As with fuel and merchandise volumes, the increase in miscellaneous revenues was impacted favorably by the purchase of 25 additional stores on February 26, 1999. Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees and various other types of income.

   The $1,325,000 (11.5%) increase in direct store expenses also relates, in part, to the additional direct store costs associated with operating the 25 additional stores acquired in February 1999. General and administrative expenses remained constant in the 2000 period, although the Company operated a greater number of convenience stores than in prior years.

   Depreciation and amortization increased by $225,000 (15.0%) in the current quarter. This increase resulted in part from depreciation of the fixtures and equipment acquired in the February 1999 acquisition of 25 additional convenience stores and truck stops.

   Where  interest  income  remained  constant  in the  first  quarter  of 2000, compared to the corresponding period in the prior year, interest expense increased by $488,000 (71.6%) as a result of higher debt levels in the first quarter of 2000 than in the first quarter of 1999. The Company has obtained fixed interest rates for its new debt, which could be beneficial in the future if interest rates continue to rise as they have since the loans were closed. In future years, these loan payments will convert slowly toward a higher percentage of principal payments and a lower percentage of interest payments.


Liquidity and Capital Resources

   The majority of the Company's working capital is provided from three sources:
(i) liquid, short-term investments since receiving the proceeds of the pay off of a note receivable from FFP Partners in October 1999, (ii) cash flows generated from its operating activities, and (iii) borrowings under its new revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

   Since October 1999, net funds of approximately $10,000,000 provided the Company by the repayment of debt by FFP Partners have been invested in short-term, liquid investments. These funds earned approximately $573,000 (plus interest) in the first quarter of 2000 and provide a new source of liquidity for future operations.

   In December 1999, the Company obtained a new revolving line of credit providing for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of debt and equity securities in the Company's trading account at a brokerage firm. At March 26, 2000, the borrowing base was $9,800,000, but the Company was not obligated under such revolving credit facility. The net value of the Company's securities at the brokerage firm was approximately $7,831,000 on that date. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly on amounts borrowed, and matures in December 2002. The loans are subject to a Loan Agreement and a Security Agreement between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous, but typical, restrictive covenants including a financial covenant relating to the maintenance of a specified fixed charge coverage ratio of 1.25 to 1, all as defined in the agreement. The loan is secured by all of the Company's trade accounts receivables and its inventory at the terminal.

   Subject to obtaining satisfactory deal terms, the Company in 2000 intends to increase significantly (i) the outright sales of convenience stores, and (ii) the sales of its convenience store operations to independent operators while retaining a motor fuel concession at those locations. It has identified numerous Company-operated convenience stores that it would consider converting to gas-only stores in such a manner. The Company may or may not purchase additional convenience stores in 2000 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity. Through March 26, 2000, the Company has closed on the sale of six on those stores and several others were under contract for sale.

   The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at March 26, 2000.

   Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $14,791,000 at March 26, 2000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents. In 1998 the Company incurred an additional bad debt loss from its money order operations. The Company is currently attempting to recover a substantial portion of these losses that were attributable to two reasons: bank encoding errors and fraudulent actions by a third party money order agent. The Company is subject to the risk of failing to receive money order payments on a timely basis from its money order agents, although the Company does believe that it has sufficiently strengthened the necessary controls in its money order operations.

   The Company had positive working capital of $12,900,000 at March 26, 2000, compared to $14,397,000 at the end of 1999. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. The Company is now entering its typically strongest period of the year when revenues and cash flows generally increase. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.


Year "2000 " Issues

   Over the past several years, the Company has prepared for the possible disruptions that might have resulted from the date change to year 2000. No significant year 2000 problems were experienced, and the Company believes that no material exposure to year 2000 issues exist. Total expenditures prior to the year 2000 related to modifications of existing software and conversions to new software for the year 2000 issue were approximately $700,000, of which approximately $350,000 was capitalized.


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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's new line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates. However, the Company had no borrowings under that facility at March 26, 2000. As a result, all of the Company's obligations for the first quarter of 2000 were not subject to interest rate risk because it had refinanced such indebtedness with fixed rate financing.

   The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to hedge that risk is subject to risk because the commodities subject to the hedging contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were not significant at March 26, 2000.

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

                                  FFP Marketing Company, Inc.
                                  Registrant

Date:  May 9, 2000                By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date:  May 9, 2000                By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer