Form 10-K/A
period 1999-12-26
FFP MARKETING CO INC
filed 2000-05-12
CIK 1050891

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


                           Common Shares 3,818,747
             (Number of shares outstanding as of March 31, 2000)

EXPLANATION FOR AMENDMENT

This amendment number 1 to the Form 10-K of FFP Marketing Company, Inc. for its fiscal year ended December 26, 1999, is filed to add as an exhibit thereto the financial statements of its subsidiary, FFP Operating Partners, L.P., for its fiscal year ended December 26, 1999, in order to facilitate its compliance with certain environmental regulatory requirements. Therefore, only the additional exhibit to Item 14 (a) (3) is included herewith.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K

   a) In addition to the exhibits filed in the initial 1999 Form 10-K of FFP Marketing Company, Inc., the following document is now also filed as part of the Annual Report on Form 10-K:

      (3) Exhibits.

      99.1 Financial Statements of FFP Operating Partners, L.P. a wholly owned subsidiary of the FFP Marketing Company, Inc. (These financial statements are being filed in order to facilitate its compliance with certain environmental regulatory requirements.)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2000                          FFP Marketing Company, Inc.
                                                      (Registrant)


                                                By: /s/ Craig T. Scott
                                                Craig T. Scott
                                                Vice President-Finance