Form 10-Q
period 2000-06-25
FFP MARKETING CO INC
filed 2000-08-09
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended June 25, 2000, or

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of August 8, 2000)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                 (Unaudited)

                                                     JUNE 25,     DECEMBER 26,
                                                       2000           1999
                                                     -------      ----------

                                    ASSETS

Current assets -
    Cash and cash equivalents                         $15,401        $20,868
    Investments in stocks and bonds                     4,234          3,355
    Trade receivables                                  26,924         18,430
    Notes receivable, current portion                   1,013          1,003
    Receivables from affiliates, current portion          742            878
    Inventories                                        26,366         23,825
    Prepaid expenses and other current assets           2,284          2,236
                                                        -----          -----
        Total current assets                           76,964         70,595

Property and equipment, net                            39,269         40,072
Notes receivable, excluding current portion             2,485          1,059
Environmental reimbursement claim                       1,243          1,283
Other assets, net                                       5,397          5,397
                                                        -----          -----

        TOTAL ASSETS                                 $125,358       $118,406
                                                     ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    Current installments of long-term debt             $1,244         $1,231
    Current installments of capital lease obligations     210            250
    Accounts payable                                   29,332         23,221
    Money orders payable                               15,225         12,749
    Advances from affiliates                            1,368              0
    Accrued expenses and other current liabilities     17,276         18,747
                                                       ------         ------
        Total current liabilities                      64,655         56,198

Long-term debt, excluding current installments         31,549         32,205
Capital lease obligations,
    excluding current installments                      4,454          4,627
Deferred income taxes                                   2,157          2,365
Other liabilities                                       1,729          2,046
                                                        -----          -----
        Total liabilities                             104,544         97,441
Commitments and contingencies
Stockholders' equity -
    Common stock ($0.01 par value; 9,000,000
         common shares authorized; 3,818,747
         common shares issued and outstanding)         22,235         22,235
    Accumulated deficit                                (1,421)        (1,270)
                                                       ------         ------
        Total stockholders' equity                     20,814         20,965
                                                       ------         ------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $125,357       $118,406
                                                     ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                    (Unaudited)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                   --------------------     ------------------
                                   JUNE 25,   JUNE 27,      JUNE 25,   JUNE 27,
                                      2000      1999         2000        1999
                                     ------    ------      ------      ------

REVENUES -
    Motor fuel                          $146,401  $92,523    $269,833  $165,210
    Merchandise                           29,266   29,896      57,946    55,654
    Miscellaneous                          2,133    2,563       5,642     5,147
                                           -----    -----       -----     -----
        Total revenues                   177,800  124,982     333,421   226,011

COSTS AND EXPENSES -
    Cost of motor fuel                   137,401   85,123     254,909   151,509
    Cost of merchandise                   20,287   21,421      40,483    39,201
    Direct store expenses                 12,516   12,720      25,393    24,272
    General and administrative expenses    4,041    3,418       7,801     7,192
    Depreciation and amortization          1,736    1,669       3,460     3,168
                                           -----    -----       -----     -----
        Total costs and expenses         175,981  124,351     332,046   225,342
                                         -------  -------     -------   -------

OPERATING INCOME                           1,819      631       1,375       669

    Interest income                          367      318         717       644
    Interest expense                       1,139    1,002       2,309     1,633
                                           -----    -----       -----     -----

INCOME (LOSS) BEFORE INCOME TAXES          1,047      (53)       (217)     (320)

    Deferred income tax expense (benefit)    315       (8)         65       (85)
                                             ---       --          --       ---

NET INCOME (LOSS)                           $732     $(45)      $(152)    $(235)
                                            ====     ====       =====     =====


NET INCOME (LOSS) PER SHARE -
    Basic                                   0.19    (0.01)      (0.04)    (0.06)
    Diluted                                 0.18    (0.01)      (0.04)    (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -

    Basic                                  3,819    3,819       3,819     3,819
    Diluted                                3,985    3,819       3,819     3,819



     See accompanying Notes to Condensed Consolidated Financial Statements.

                   FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except for supplementary disclosures)
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                            -------------------
                                                           JUNE 25,     JUNE 27,
                                                             2000         1999
                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES -
    Net income (loss)                                         $(152)     $(235)
    Adjustments to reconcile net income (loss) to cash
        Provided (used) by operating activities -
           Depreciation and amortization                      3,460      3,168
           Deferred income tax benefit                          (65)       (85)
           Gain (loss) on sales of property and equipment    (1,251)        77
           Increase in stocks and bonds                        (879)         0
           Net change in operating assets and liabilities    (4,386)    (7,725)
                                                             ------     ------
    Net cash used by operating activities                    (3,273)    (4,800)
                                                             ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Repayments of advances to affiliate                         136        714
    Purchases of property and equipment                      (2,832)    (8,917)
    Increase (decrease) in notes receivable                     (10)       311
                                                               -----     -----
    Net cash used by investing activities                    (2,706)    (7,892)
                                                              ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Advances from affiliate                                    1,368         0
    Borrowing (payments) on debt and capital leases, net        (856)   39,857
    Cash held in escrow for refinancing                            0   (23,646)
                                                               -----   -------
    Net cash provided by financing activities                    512    16,211
                                                               -----    ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $(5,467)   $3,519

Cash and cash equivalents at beginning of period              20,868     9,537
Cash and cash equivalents at end of period                   $15,401   $13,056




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                        $2,309    $1,711
Purchase of inventory and equipment with note to affiliate         0     2,692




     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 25, 2000
                                   (Unaudited)

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

     The condensed consolidated balance sheet as of June 25, 2000, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 25, 2000, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 25, 2000, and as discussed below.


2.  INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding for the year. Diluted net income per share is net income divided by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At June 27, 1999, outstanding options to acquire 201,667 common shares were excluded from the diluted computation because the effect would have been anti-dilutive. The following table reconciles the denominators of the basic and diluted net income (loss) per share calculations for the three-month and six-month periods ended June 25, 2000, and June 27, 1999:

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                          ------------------    ----------------
                                           JUNE 25, JUNE 27,   JUNE 25, JUNE 27,
                                            2000     1999        2000     1999
                                            ----     ----        ----     ----
                                                      (In thousands)

Weighted average number of common shares
    outstanding                             3,819    3,819        3,819   3,819
Effect of dilutive options                    166        0            0       0
Weighted average number of common shares
     outstanding, assuming dilution         3,985    3,819        3,819   3,819


3.  OPERATING SEGMENTS

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 for reporting information about its operating segments. The Company and its subsidiaries principally engage in two operating segments: (a) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (b) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three-month and six-month periods ended June 25, 2000, and June 27, 1999:

                                RETAIL AND   TERMINAL
                                 WHOLESALE  OPERATIONS ELIMINATIONS CONSOLIDATED
                                 ---------  ---------- ------------ ------------
                                                    (In thousands)
Six Months Ended June 25, 2000
Revenues from external sources    $293,704        $39,717          0   $333,421
Revenues from other segment              0         15,780    (15,780)         0
Depreciation and amortization        3,163            297          0      3,460
Income (loss) before income taxes     (171)           (46)         0       (217)

Six Months Ended June 27, 1999
Revenues from external sources    $225,581           $430          0   $226,011
Revenues from other segment              0          7,545     (7,545)         0
Depreciation and amortization        2,905            263          0      3,168
Income (loss) before income taxes       65           (385)         0       (320)

Second Quarter 2000
Revenues from external sources    $153,260        $24,540          0   $177,800
Revenues from other segment              0          8,239     (8,239)         0
Depreciation and amortization        1,586            150          0      1,736
Income (loss) before income taxes    1,283           (236)         0      1,047

Second Quarter 1999
Revenues from external sources    $124,714           $268          0   $124,982
Revenues from other segment              0          4,778     (4,778)         0
Depreciation and amortization        1,537            132          0      1,669
Income (loss) before income taxes       53           (106)         0        (53)



4.  COMMITMENTS AND CONTINGENCIES

     Effective in April 2000, the Company elected to discontinue carrying workers' compensation insurance in the State of Texas, although it does carry insurance against losses related to claims for failure to provide a safe work environment. The Company's liability for claims under this policy are limited to $100,000 per occurrence. In other states, the Company is covered for workers' compensation through paid loss retrospective policies. Accruals for estimated claims have been recorded for second quarter of 2000.

     The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of any such known matters will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

     The Company conducts its operations through the following subsidiaries:


       ENTITY                     DATE FORMED       PRINCIPAL ACTIVITY
-----------------------------    -------------   ------------------------------

FFP Operating Partners, L.P.,    December 1986   Operation of convenience stores
a Delaware limited partnership                   and other retail outlets

Direct Fuels, L.P., a Texas      December 1988   Operation of fuel terminal and
limited partnership                              wholesale fuel

FFP Financial Services, L.P.,    September 1990  Sale of money order services
a Delaware limited partnership                   and supplies

Practical Tank Management,       September 1993  Underground storage tank
Inc., a Texas corporation                        monitoring

FFP Transportation, L.L.C.,      September 1994  Ownership of tank trailers and
a Texas limited liability                        other
company

FFP Money Order Company,         December 1996   Sale of money orders through
Inc., a Nevada                                   agents
corporation


RESULTS OF OPERATIONS
---------------------

     The Company earned $732,000 in the second quarter of 2000, showing considerable improvement when compared to a net loss of $45,000 in the second quarter of 1999. The Company's net loss of $152,000 in the first half of 2000 compared favorably to a net loss of $235,000 in first half of 1999.

FUEL SALES AND MARGINS
----------------------

                             SECOND QUARTER             YEAR-TO-DATE
                   ----------------------------    -----------------------------
                   2000    1999  CHANGE PERCENT    2000     1999  CHANGE PERCENT
                   ----    ----  ------ -------    ----     ----  ------  ------
                  (In thousands, except average prices and per gallon data)

Fuel sales     $146,401 $92,523 $53,878    58%  $269,833 $165,210 $104,623  63%

Fuel margin      $9,001  $7,400  $1,601    22%   $14,925  $13,701   $1,224   9%

Gallons sold
 Retail          62,550  68,004  (5,454)   (8%)   122,183  130,742  (8,559) (7%)
 Wholesale       26,881  23,922   2,959    12%    49,587   46,362    3,225   7%
 Terminal        23,181     221  22,960 10389%    37,961      498   37,463 7523%
 Total          112,612  92,147  20,465    22%   209,731  177,602   32,129  18%

Average per gallon
  sales price     $1.30   $1.00   $0.30    30%     $1.29    $0.93    $0.36  39%

Margin per gallon (cents)
 Retail            11.0     9.6     1.4    15%      10.3      9.4      0.9  10%
 Wholesale          1.6     1.7     0.1    (6%)      2.8      1.8      1.0  56%
 Terminal           1.7     6.0    (4.3)  (72%)      2.6      5.9     (3.3)(56%)


     Motor fuel sales, both in dollars of revenue and in gallons sold, greatly increased in the second quarter and first half of 2000 over its motor fuel sales in the corresponding periods of 1999. The Company sold 112,612,000 gallons of motor fuel in the second quarter, a 22% increase over the second quarter of 1999, and sold 209,731,000 gallons of motor fuel in the first half of 2000, an 18% increase over in the comparable 1999 period. Motor fuel sales, in dollars, increased by $53,878,000 (58%) and $104,623,000 (63%), in the second quarter and first half of 2000, respectively, compared to sales in the corresponding periods of the prior year. Increases in the dollar amount of motor fuel sales were impacted by the 30% and 39% rise in the average sales price of retail motor fuel for the periods presented. Motor fuel sales, both in dollars and gallons sold, also increased for the first half of 2000 as a result of sales from 25 additional convenience stores or truck stops acquired in February 1999.

     Fuel margin, in dollars, increased in the second quarter and first half of 2000 by $1,601,000 (22%) and $1,224,000 (9%), compared to fuel margin in the same periods of the previous year. Sales from the 25 convenience stores or truck stops acquired in February 1999 contributed to the Company's additional fuel margin in the first half of 2000.

     Retail motor fuel sales continued to be subject to competitive pressure from new retail gasoline outlets located in the Company's market areas at supermarkets, discount stores, and low price gasoline marketers. As a result, retail motor fuel sales declined by 5,454,000 gallons (8%) in the second quarter of 2000 and by 8,559,000 gallons (7%) in the first half of 2000. Retail motor fuel margins, however, improved in the second quarter of 2000 by 1.4 cents per gallon (15%) and by 0.9 cents per gallon (10%) in the first half of 2000, compared to corresponding periods of 1999. These increases in retail margin contributed significantly to the improvement in earnings of the Company for both periods presented.

     Wholesale fuel sales in the second quarter of 2000, in gallons, increased by 2,959,000 gallons (12%), compared to the second quarter of 1999, while the per gallon margin on the wholesale sales declined by 0.1 cents per gallon (6%). In the first half of 2000, wholesale fuel sales increased by 3,225,000 gallons (7%), compared to the first half of 1999, while the per gallon margin on the wholesale sales increased by 1.0 cents per gallon (56%).

     Terminal fuel sales in the second quarter of 2000, in gallons, increased by 22,960,000 gallons (10389%), compared to the second quarter of 1999, while the per gallon margin on the terminal fuel sales declined by 4.3 cents per gallon (72%). In the first half of 2000, terminal fuel sales increased by 37,463,000 gallons (7523%), compared to the first half of 1999, while the per gallon margin on the terminal fuel sales decreased by 3.3 cents per gallon (56%). These greatly increased volumes resulted from the Company's new blending activity at the terminal, which more than made up for the lower margins per gallon.

     In pursuit of alternative strategies for profit improvement, the Company expanded both its wholesale sales effort and its processing activities at the terminal facility. Through its motor fuel blending and transmix processing at the terminal, the Company sells wholesale motor fuel on a competitive basis to many well-known marketers. The increased volumes of fuel being processed at the terminal primarily resulted from a connection made at the terminal late in 1999 to a pipeline transporting fuel from the Texas Gulf Coast.

     The retail versus wholesale (including the terminal) sales mix during the second quarter of 2000, in gallons, decreased to a retail percentage of 56%, compared to retail percentage of 74% in the second quarter of 1999. For the first half of 2000, the retail versus wholesale (including the terminal) sales mix, in gallons, declined to a 58% retail percentage from a 74% retail percentage in the first half of 1999. The decreases in the proportion of retail sales to total sales primarily resulted from increasing wholesale sales instead of decreasing retail sales.


MERCHANDISE SALES AND MARGINS
-----------------------------

                           SECOND QUARTER                     YEAR-TO-DATE
                      -------------------------      ---------------------------
                     2000   1999   CHANGE  PERCENT  2000  1999   CHANGE  PERCENT
                     ----   ----   ------  -------  ----  ----   ------  -------
                         (In thousands, except average weekly sales data)

Merchandise sales   $29,267  $29,896  $(629) (2%)  $57,946 $55,654  $2,292   4%

Merchandise margin    8,979    8,475    504   6%    17,463  16,453   1,010   6%

Mdse margin percentage,
 convenience stores
 and truck stops      30.7%    28.3%   2.4%   8%     30.1%   29.6%    0.5%   2%

Average weekly
     mdse sales -
 Convenience stores $11,488  $11,183   $305   3%   $11,081 $10,767     314   3%
 Truck stops         17,053   16,834    219   1%    16,251  16,945    (694) (4%)

     Merchandise sales decreased by $629,000 in the second quarter of 2000 (2%), compared to the second quarter of 1999, and increased by $2,292,000 for the first half of 2000 (4%), compared to the same period of the prior year. A principal factor for the changes was that the Company operated an average of
11.3 fewer convenience stores in the second quarter of 2000 than in same quarter of 1999, but operated an average of 2.4 more convenience stores in the first half of 2000 than in the first half of 1999. The second quarter decline in the number of convenience stores resulted from the conversion of Company-operated stores to gas-only outlets during that period.

     Merchandise gross profit, or margin, increased by $504,000 (6%) and $1,010,000 (6%) for the three and six month periods of 2000, respectively, when compared to the corresponding periods of the prior year. Although merchandise sales decreased in the second quarter of 2000, the average merchandise margin increased. In the first half of 2000, merchandise sales and the average merchandise margin both increased. The Company's average merchandise margin improvement resulted largely from increased margins on cigarette sales.

OTHER INCOME AND EXPENSES
-------------------------

     Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gains on asset sales, gains or losses on investments, and various other types of income. Miscellaneous revenues declined by $430,000 (17%) in the second quarter of 2000, but improved by $495,000 (10%) for the first half of 2000, when compared to the corresponding periods of 1999. Miscellaneous revenues for the second quarter decreased partly as a result of the Company's operation of 11.3 fewer convenience stores, on average, than in the second quarter in 1999 and from losses on stock and bond investments. In order to reduce the risk of motor fuel price increases during an increasing fuel price environment, the Company engaged in certain financial transactions which resulted in exchange and motor fuel trading losses of $171,000 and $1,012,000 in the second quarter and in the first half of 2000, respectively. The decline was offset in part by gains of $1,240,000 in the second quarter of 2000 from the conversion of 13 convenience stores to gas-only outlets. The increase in miscellaneous revenues in the first half of 2000 was largely attributable to gains of $1,450,000 recognized on the conversion of 17 convenience stores to gas only outlets. These gains were partially offset by losses in stock and bond investments.

     Direct store expenses in the second quarter of 2000 decreased by $204,000 (2%), compared to the same quarter in 1999, largely as a result of operating fewer convenience stores in the second quarter of 2000. Direct store expenses for the six-month period increased by $1,121,000 (5%), primarily as a result of the 25 additional stores acquired in February 1999.

     General and administrative expenses increased by $623,000 (18%) and $609,000 (8%) in the three and six month periods of 2000, respectively, compared to the corresponding periods of 1999. These increases resulted largely from increased activity in fuel transportation and the terminal.

     Depreciation and amortization increased by $67,000 (4%) in the second quarter of 2000, compared to the corresponding quarter of 1999. For the six-month period in 2000, compared to the corresponding period in 1999, depreciation and amortization increased by $292,000 (9%). This increase resulted from depreciation of property and equipment additions during 1999. Those additions were primarily comprised of 14 convenience store buildings subject to capital leases entered into in February 1999 and fixtures and equipment at 25 stores acquired at the same time.

     Interest income rose from $318,000 in the second quarter of 1999 to $367,000 in the second quarter of 2000 (15%), and from $644,000 in the first half of 1999 to $717,000 in the first half of 2000 (11%). The increases were due to interest income from stock and bond investments held by the Company in 2000, but not in 1999, and more than made up for the loss of interest income received in 1999, but not in 2000, from FFP Partners under its note to the Company that was paid off in October 1999.

     Interest expense increased by $137,000 (14%) and $676,000 (41%) during the second quarter and first half of 2000, respectively, when compared to corresponding periods of 1999. This increase resulted from higher debt levels in the first half of 2000 than in 1999. Although interest expense has increased as a result of the new debt, the Company did obtain fixed interest rates for its long-term debt, which could be beneficial in the future if interest rates continue to rise as they have since the loans were closed. In future years, these loan payments will also convert slowly towards a higher percentage of principal payments and a lower percentage of interest payments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The majority of the Company's working capital is provided from three sources: (a) liquid, short-term investments from funds provided by the repayment in October 1999 by FFP Partners of its note to the Company, (b) cash flows generated from its operating activities, and (c) borrowings under its new revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities will provide sufficient liquidity to fund its operations, capital expenditures, and service debt requirements, although the rise in motor fuel prices in the last year has impacted the Company's available liquidity. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     In December 1999, the Company obtained a revolving line of credit providing for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of stock and bond investments in the Company's trading account at a brokerage firm. At June 25, 2000, the borrowing base was $9,800,000, and the net value of the Company's securities at that particular brokerage firm on that date was $873,000. The Company's borrowings under the revolving credit facility on that date were $595,000. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly on amounts borrowed, and matures in December 2002. The loans are subject to a Loan Agreement and a Security Agreement between the lender, the Company and two of its subsidiaries. The agreement contains numerous, but typical, restrictive covenants including a financial covenant relating to the maintenance of a specified fixed charge coverage ratio of 1.25 to 1, all as defined in the agreement. The loan is secured by all of the Company's trade accounts receivables and its inventory at the terminal.

     Subject to obtaining satisfactory deal terms, the Company in 2000 intends to increase its sales of convenience store operations to independent operators while retaining a motor fuel concession at those locations. It has identified numerous Company-operated convenience stores that it is attempting to convert to gas-only stores in such a manner. In the second quarter and first half of 2000, the Company closed on the sale of four and 13 of those stores, respectively. Those sales generated gains on sale of $1,240,000 and $1,450,000 in the second quarter and first half of 2000, respectively. Typically, the sales are made with the buyer providing 25% of the sales price in cash and paying the remainder over 60 months with interest. In addition, sales of several other convenience stores were under contract at the end of the second quarter and are expected to close in the third quarter. The anticipated benefits of making such conversions to gas-only outlets are not only to obtain gains on such sales, but also to improve earnings on an ongoing basis from reduced general and administrative expenses, lower theft losses, reduced merchandise inventory financing costs, lesser legal expenses related to store operations, and lower store-level salaries and other direct store expenses.

     In addition, the Company may consider the outright sale of certain convenience stores and truck stops. The Company may or may not purchase additional convenience stores in 2000 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $15,225,000 at June 25, 2000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its money order sales agents at stores not operated by the Company. The Company is subject to the risk of not receiving money order payments on a timely basis from such third party money order agents, although the Company believes that it has sufficiently strong controls in its money order operations.

     The Company had positive working capital of $12,309,000 at June 25, 2000, compared to $14,397,000 at the end of 1999. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it receives payment terms from vendors. The Company is now engaged in what has typically been its strongest period of the year, when revenues and cash flows generally increase. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.

YEAR "2000" ISSUES
-------------------

     Over the past several years, the Company has prepared for the possible disruptions that might have resulted from the date change to year 2000 ("Y2K"). No significant Y2K problems have been experienced to date, and the Company believes that no material exposure to Y2K issues exists. Total Y2K expenditures were $700,000, of which $350,000 was capitalized.

FORWARD-LOOKING STATEMENTS
--------------------------

     Some of the matters discussed in this quarterly report contain "forward-looking" statements regarding the Company's future business, which are subject to inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Company that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Company is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's new line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates. However, the Company did not borrow under that facility during the first half of 2000 in amounts that would have made a material interest rate risk. Such borrowings in the future could increase, however, in which case the Company could be subject to a greater risk of increasing interest rates.

     The Company is also subject to market risks related to increasing fuel prices and sometimes attempts to reduce that risk by purchasing commodity futures and forward contracts. Such attempts to mitigate commodity risk are also subject to risk because the commodities under the financial contracts are normally not of the same grade or location of fuel as that owned by the Company in its business. Open positions under these futures and forward contracts were not significant at June 25, 2000.

                                LEGAL PROCEEDINGS
                                -----------------

     A trial in the case of Xavier Duenez, et al., v. FFP Operating Partners, L.P, d/b/a Mr. Cut Rate #602, et al., began in May 2000 in the County Court of Law No. 1, Calhoun County, Texas. In the case, members of the Duenez family sued the Company and the driver of a pickup truck who had purchased beer from a Company convenience store just prior to causing an accident, which injured members of the Duenez family. The trial court dismissed the pickup truck driver from the case, and the Company remained as the sole defendant in the trial. The Company was alleged to have caused the damages to the family as a result of certain alleged violations of liquor sales laws. After a jury verdict, the court issued a judgment against the Company in the amount of $35 million. The case is now being appealed to the Corpus Christi Court of Appeals in the State of Texas. The Company expects to be fully covered by insurance for any liabilities that exceed its deductible, which has already been paid.


                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFP Marketing Company, Inc.
                                      Registrant

Date: August 9, 2000                  By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date: August 9, 2000                  By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer