Form 10-Q
period 2000-09-24
FFP MARKETING CO INC
filed 2000-11-13
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended September 24, 2000, or

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                           Common Shares 3,818,747
              (Number of shares outstanding as of November 13, 2000)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                   (Unaudited)

                                                     SEPTEMBER 24,  DECEMBER 26,
                                                          2000           1999
                                                     ------------   ------------
                  ASSETS

Current assets -
    Cash and cash equivalents                           $18,550        $20,868
    Investments in stocks and bonds                       4,169          3,355
    Trade receivables                                    25,603         18,430
    Notes receivable, current portion                     1,001          1,003
    Receivables from affiliates, current portion            726            878
    Inventories                                          24,376         23,825
    Prepaid expenses and other current assets             2,404          2,236
                                                         ------         ------
        Total current assets                             76,829         70,595

Property and equipment, net                              38,462         40,072
Notes receivable, excluding current portion               3,856          1,059
Environmental reimbursement claim                         1,255          1,283
Other assets, net                                         6,054          5,397
                                                        -------       --------

             Total assets                              $126,456       $118,406
                                                        =======        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    Current installments of long-term debt                $1,240         $1,231
    Current installments of capital lease obligations        210            250
    Accounts payable                                      25,826         23,221
    Money orders payable                                  16,022         12,749
    Advances from affiliates                               1,738              0
    Accrued expenses and other current liabilities        19,105         18,747
                                                         -------        -------
        Total current liabilities                         64,141         56,198

Long-term debt, excluding current installments            31,244         32,205
Capital lease obligations, excluding current installments  4,361          4,627
Deferred income taxes                                      2,881          2,365
Other liabilities                                          1,574          2,046
                                                         -------         ------
        Total liabilities                                104,201         97,441

Commitments and contingencies                                -              -
Stockholders' equity -
    Common stock ($0.01 par value; 9,000,000 common
       shares authorized; 3,818,747 common shares
       issued and outstanding)                            22,235         22,235
    Retained earnings (accumulated deficit)                   20         (1,270)
                                                          ------         ------
        Total stockholders' equity                        22,255         20,965
                                                          ------         ------

        Total liabilities and stockholders' equity      $126,456       $118,406
                                                         =======        =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except number of shares)
                                   (Unaudited)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                     --------------------    -------------------
                                     SEPT. 24,  SEPT. 26,    SEPT. 24, SEPT. 26,
                                        2000       1999         2000      1999
                                      ---------  --------   --------   --------

Revenues -
    Motor fuel                         $150,482  $101,556   $420,316   $266,766
    Merchandise                          27,892    30,023     85,837     85,677
    Miscellaneous                         3,672     2,540      9,313      7,687
                                        -------   -------    -------    -------
        Total revenues                  182,046   134,119    515,466    360,130

Costs and expenses -
    Cost of motor fuel                  141,764    94,656    396,673    246,165
    Cost of merchandise                  19,786    21,023     60,268     60,224
    Direct store expenses                12,499    13,477     37,893     37,749
    General and administrative expenses   3,388     3,323     11,190     10,515
    Depreciation and amortization         1,937     1,746      5,397      4,914
                                        -------   -------    -------    -------
        Total costs and expenses        179,374   134,225    511,421    359,567

Operating income                          2,672      (106)     4,045        563

    Interest income                         399       451      1,116      1,095
    Interest expense                      1,011     1,202      3,318      2,835
                                          -----     -----      -----      -----

Income (loss) before income
   taxes and extraordinary items          2,060      (857)     1,843     (1,177)

Deferred income tax expense (benefit)       618      (306)       553       (391)
                                          -----      ----      -----      -----

Income (loss) before extraordinary items  1,442      (551)     1,290       (786)

Extraordinary loss (less applicable
     income tax benefit of $134)              0       241          0        241
                                        -------    ------     -------    ------

Net income (loss)                        $1,442     $(792)    $1,290    $(1,027)
                                          =====      ====      =====      =====

Net income (loss) per share -
    Basic                                 $0.38    $(0.14)     $0.34     $(0.21)
    Diluted                               $0.37    $(0.14)     $0.34     $(0.21)

Weighted average number of common
  shares outstanding -
    Basic                                 3,819     3,819      3,819      3,819
    Diluted                               3,851     3,819      3,842      3,819




     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands, except number of shares)
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 24, SEPTEMBER 26,
                                                           2000           1999
                                                     -------------  ------------
Cash Flows from Operating Activities -
    Net income (loss)                                     $1,290        $(1,027)
    Adjustments to reconcile net income (loss) to cash
        Provided (used) by operating activities -
           Depreciation and amortization                   5,397          4,914
           Deferred income taxes                             659           (525)
           Extraordinary loss                                  0            375
           Gain (loss) on sales of property and equipment      0            159
           Unrealized gain (loss) in trading securities     (814)             0
           Net change in operating assets and liabilities (2,900)        (4,562)
                                                           -----          -----
    Net cash used by operating activities                  3,632           (666)

Cash Flows from Investing Activities -
    Advances from affiliate                                  152            829
    Additions to property and equipment                   (3,949)        (9,819)
    (Increase) decrease in notes receivable               (2,633)           425
                                                           ------         -----
    Net cash used by investing activities                 (6,430)        (8,565)

Cash Flows from Financing Activities -
    Advances from (payments to) affiliate                  1,738           (121)
    Borrowing (payments) on debt and capital leases, net  (1,258)        19,727
    Cash held in escrow for refinancing                        0         (3,438)
    Net cash provided by financing activities                480         16,168
                                                           -----         ------

Net increase (decrease) in cash and cash equivalents     $(2,318)        $6,937
                                                          ======          =====

Cash and cash equivalents at beginning of period          20,868          9,537
Cash and cash equivalents at end of period               $18,550        $16,474


Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest                                   $3,318          $2,713
Purchase of inventory and equipment with note to affiliate    0           2,692


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP Marketing Company, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 22, 2000
                                   (Unaudited)

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

     The condensed consolidated balance sheet as of September 24, 2000, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 24, 2000, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 24, 2000, and as discussed below.


2.  Income (Loss) per Share

     Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding for the year. Diluted net income per share is net income divided by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. The following table reconciles the denominators of the basic and diluted net income
(loss) per share calculations for the three-month and nine-month periods ended September 24, 2000, and September 26, 1999:



                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPT 24, SEPT 26,   SEPT 24, SEPT 26,
                                              2000    1999       2000     1999
                                             -----    -----      -----    -----
                                                      (In thousands)

Weighted average number of common shares
    outstanding                              3,819    3,819      3,819    3,819
Effect of dilutive options                      32        0         23        0
                                             -----    -----      -----    -----
Weighted average number of common shares
     outstanding, assuming dilution          3,851    3,819      3,842    3,819
                                             =====    =====      =====    =====

     Outstanding options to acquire 197,000 shares and 205,000 shares were excluded from the diluted computation for the three and nine months ended September 24, 2000, respectively, because the effect would have been anti-dilutive. Outstanding options to acquire 202,000 shares were excluded from the diluted computation for both the three and nine months ended September 26, 1999, because the effect would have been anti-dilutive.

3.  Operating Segments

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 for reporting information about its operating segments. The Company and its subsidiaries principally engage in two operating segments: (a) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (b) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three-month and nine-month periods ended September 24, 2000, and September 26, 1999:

                                 RETAIL AND   TERMINAL
                                  WHOLESALE OPERATIONS ELIMINATIONS CONSOLIDATED
                                 ---------- ---------- ------------ ------------
                                                   (In thousands)
NINE MONTHS ENDED SEPT. 24, 2000
--------------------------------
Revenues from external sources     $446,047    $69,419         $0      $515,466
Revenues from other segment               0     26,600    (26,600)            0
Depreciation and amortization         4,959        438          0         5,397
Income (loss) before income taxes     1,650        193          0         1,843

NINE MONTHS ENDED SEPT. 26, 1999
--------------------------------
Revenues from external sources     $359,145       $985         $0      $360,130
Revenues from other segment               0     14,865    (14,865)            0
Depreciation and amortization         4,515        399          0         4,914
Income (loss) before income taxes
    and extraordinary items            (744)      (433)         0        (1,177)

Third Quarter 2000
------------------
Revenues from external sources     $152,343    $29,702         $0      $182,045
Revenues from other segment               0     10,820    (10,820)            0
Depreciation and amortization         1,796        141          0         1,937
Income (loss) before income taxes     1,821        239          0         2,060

THIRD QUARTER 1999
------------------
Revenues from external sources     $133,564       $555         $0      $134,119
Revenues from other segment               0      7,320     (7,320)            0
Depreciation and amortization         1,610        136          0         1,746
Income (loss) before income taxes
   and extraordinary items             (810)       (47)         0          (857)


4.  Commitments and Contingencies

     Effective in April 2000, the Company elected to discontinue carrying workers' compensation insurance in the State of Texas, although it does carry insurance against losses related to claims for failure to provide a safe work environment. The Company's liability for claims under this policy is limited to $100,000 per occurrence. In other states, the Company is covered for workers' compensation through paid loss retrospective policies. Accruals for estimated claims have been recorded for the third quarter of 2000.

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

Practical Tank Management,       September 1993  Underground storage tank
Inc., a Texas corporation                        monitoring

FFP Transportation, L.L.C.,      September 1994  Ownership of tank trailers and
a Texas limited liability                        other
company

FFP Money Order Company,         December 1996   Sale of money orders through
Inc., a Nevada                                   agents
corporation


RESULTS OF OPERATIONS
---------------------

     The Company earned $1,442,000 in the third quarter of 2000, showing considerable improvement when compared to a $792,000 net loss in the third quarter of 1999. The Company's net income of $1,290,000 in the first nine months of 2000 compared favorably to a net loss of $1,027,000 in first nine months of 1999. Major components comprising the profitability of the Company in the third quarter and first nine months of 2000 were as follows (adjusted for effects income tax expense or benefit):

                                                  Third Quarter    Year-to-Date
                                                  -------------    ------------
                                                         (in thousands)

Results from ongoing operations                         $882          $837
Lawsuit settlement                                       485           485
Net loss on equity securities                           (682)       (1,803)
Gain on sale/conversion of convenience stores            757         1,771
                                                        ----         -----
Net income                                            $1,442        $1,290
                                                       =====         =====

FUEL SALES AND MARGINS
----------------------

                            THIRD QUARTER                 YEAR-TO-DATE
                   -------------------------------  ----------------------------
                   2000    1999     CHANGE PERCENT  2000   1999   CHANGE PERCENT
                   ----    ----     ------ -------  ----   ----   ------  -----
                  (In thousands, except average prices and per gallon data)

Fuel sales      $150,482  $101,556  $48,926  48%  $420,316 $266,766 $153,550 58%

Fuel margin       $8,718    $6,900   $1,818  26%   $23,643  $20,601   $3,042 15%

Gallons sold
  Retail          62,227    67,168  (4,941)  (7%)  185,792  197,910 (12,118)(6%)
  Wholesale       25,341    30,511  (5,170) (17%)   73,546   81,753 (8,207)(10%)
  Terminal        25,800       613  25,187 4109%    63,761    1,111 62,650 5639%
                  ------    ------  ------ -----    ------    ----- ------  ----
  Total          113,368    98,292  15,076   15%   323,099  280,774 42,325   15%

Average per gallon
 sales price       $1.33     $1.03   $0.30   29%     $1.30    $0.95  $0.35   37%

Margin per gallon (cents)
  Retail            11.3       8.8     2.5   28%      10.6     9.2    1.4   15%
  Wholesale          2.0       1.8     0.2   11%       2.0     1.8    0.2   11%
  Terminal           3.0       6.0    (3.0) (50%)      2.8     5.9   (3.1) (53%)

     Motor fuel sales, both in dollars of revenue and in gallons sold, significantly increased in the third quarter and first nine months of 2000 over motor fuel sales in the corresponding periods of 1999. The Company sold 113,368,000 gallons of motor fuel in the third quarter of 2000, a 15% increase over the third quarter of 1999, and sold 323,099,000 gallons of motor fuel in the first nine months of 2000, a 15% increase over the comparable 1999 period. Motor fuel sales, in dollars, increased by $48,926,000 (48%) and $153,550,000
(58%), in the third quarter and first nine months of 2000, respectively, compared to sales in the corresponding periods of the prior year. Increases in the dollar amount of motor fuel sales were impacted by the 29% and 37% rise in the average sales price of retail motor fuel for the periods presented. Motor fuel sales, both in dollars and gallons sold, also increased for the first nine months of 2000, compared to the corresponding period of the prior year, as a result of sales from 25 additional convenience stores or truck stops acquired in February 1999.

     Fuel margin, in dollars, increased in the third quarter and first nine months of 2000 by $1,818,000 (26%) and $3,042,000 (15%), compared to fuel margin in the same periods of the previous year. The increased fuel margin resulted from higher retail and wholesale margin per gallon and greatly increased volumes sold at the terminal. Sales from the 25 convenience stores or truck stops acquired in February 1999 also contributed to the Company's additional fuel margin in the first nine months of 2000.

     Retail motor fuel sales continued to be subject to competitive pressure from new retail gasoline outlets located in the Company's market areas at supermarkets, discount stores, and low price gasoline marketers. As a result, retail motor fuel sales declined by 4,941,000 gallons (7%) in the third quarter of 2000 and by 12,118,000 gallons (6%) in the first nine months of 2000, compared to retail motor fuel sales in the comparable periods of the prior year. Retail motor fuel margins, however, improved in the third quarter of 2000 by 2.5 cents per gallon (28%) and by 1.4 cents per gallon (15%) in the first nine months of 2000, compared to corresponding periods of 1999. These increases in retail margin contributed significantly to the improvement in earnings of the Company for both periods presented.

     Wholesale fuel sales in the third quarter of 2000, in gallons, decreased by 5,170,000 gallons (17%), compared to the third quarter of 1999, while the per gallon margin on the wholesale sales improved by 0.2 cents per gallon (11%). In the first nine months of 2000, wholesale fuel sales decreased by 8,207,000 gallons (10%), compared to the first nine months of 1999, while the per gallon margin on the wholesale sales increased by 0.2 cents per gallon (11%).

     Terminal fuel sales in the third quarter of 2000, in gallons, greatly increased by 25,187,000 gallons (4109%), compared to the third quarter of 1999, while the per gallon margin on the terminal fuel sales declined by 3.0 cents per gallon (50%). In the first nine months of 2000, terminal fuel sales greatly increased by 62,650,000 gallons (5639%), compared to the first months of 1999, while the per gallon margin on the terminal fuel sales decreased by 3.1 cents per gallon (53%). These greatly increased volumes resulted from the Company's new blending activity at the terminal, which more than made up for the lower margins per gallon.

     In pursuit of alternative strategies for profit improvement, the Company has expanded both its wholesale sales effort and its processing activities at the terminal facility. Through its motor fuel blending and transmix processing at the terminal, the Company sells wholesale motor fuel on a competitive basis to many well-known marketers. The increased volumes of fuel being processed at the terminal primarily resulted from a connection made at the terminal late in 1999 to a pipeline transporting fuel from the Texas Gulf Coast.

     The retail versus wholesale (including the terminal) sales mix during the third quarter of 2000, in gallons, decreased to a retail percentage of 55%, compared to retail percentage of 68% in the same quarter of 1999. For the first nine months of 2000, the retail versus wholesale (including the terminal) sales mix, in gallons, declined to a 58% retail percentage from a 70% retail percentage in the same period in 1999. These decreases in the proportion of retail sales to total sales primarily resulted from increasing wholesale sales but were also attributable to declining retail sales.

MERCHANDISE SALES AND MARGINS
-----------------------------

                           THIRD QUARTER                     YEAR-TO-DATE
                      -------------------------      ---------------------------
                     2000   1999   CHANGE  PERCENT  2000  1999   CHANGE  PERCENT
                     ----   ----   ------  -------  ----  ----   ------  -------

Mdse sales          $27,892 $30,023 ($2,131)   (7%) $85,837 $85,677  $160    0%

Mdse margin           8,106   9,000    (894)  (10%)  25,569  25,453   116    0%

Mdse margin percentage,
 convenience stores
 and truck stops      27.2%   28.4%   (1.2%) (4.2%)   28.2%   28.3% (0.1%)(0.4%)

Average weekly mdse sales -
 Convenience stores $10,381 $11,185   ($804)   (7%) $11,752 $11,011  $741    7%
 Truck stops         17,669  17,284      385    2%   17,533  17,064   469    3%

     Merchandise sales decreased by $2,131,000 in the third quarter of 2000 (7%), compared to the third quarter of 1999, and increased by $160,000 for the first nine months of 2000 (0%), compared to the same period of the prior year. A principal factor for the third quarter decrease was that the Company operated an average of 23 fewer convenience stores in the third quarter of 2000 than in same quarter of 1999 as a result of the sale/conversion of Company-operated stores to gas-only outlets. Merchandise sales increased for the nine-month period of 2000 because higher cigarette prices offset the less dramatic impact of operating fewer convenience stores over the longer period.

     Merchandise gross profit, or margin, decreased by $894,000 (10%) and increased by $116,000 (0%) for the third quarter and nine-month periods of 2000, respectively, when compared to the corresponding periods of the prior year. As mentioned above, the company operated 23 fewer convenience stores during the third quarter, which resulted in the margin decline in the third quarter as well as the merchandise sales decline.

     OTHER INCOME AND EXPENSES
     -------------------------

     Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gains on asset sales, gains or losses on investments, and various other types of income. Miscellaneous revenues increased by $1,132,000 (45%) in the third quarter of 2000, and improved by $1,626,000 (21%) for the first nine months of 2000, when compared to the corresponding periods of 1999. In order to reduce the risk of motor fuel price increases during an increasing fuel price environment, the Company engaged in certain motor fuel financial transactions that resulted in net gains of $243,000 in the third quarter of 2000 and a year-to-date net loss of $769,000. The Company also incurred net gains of $1,081,000 in the third quarter of 2000 and $2,531,000 in the first nine months of 2000 from the sale or conversion of 13 and 30 convenience stores to gas-only outlets, respectively. These gains were offset in part by net losses of $456,000 and $978,000 in stock and bond investments during the third quarter and first nine months of 2000, respectively (exclusive of interest income and discount accretion income of $276,000 and $894,000 for the three and nine month periods, respectively). The Company did not incur any gains on sale/conversion of convenience stores or on the sale of stock and bond investments during the corresponding periods of 1999.

     Direct store expenses in the third quarter of 2000 decreased by $978,000 (7%), compared to the same quarter in 1999, largely as a result of operating 23 fewer convenience stores in the third quarter of 2000. Direct store expenses for the nine-month period increased by $144,000 (0%), primarily as a result of additional payroll costs during that period.

     General and administrative expenses increased by $65,000 (2%) and $675,000 (6%) in the three and nine month periods of 2000, respectively, compared to the corresponding periods of 1999. These increases resulted largely from increased fuel transportation and terminal activity and additional legal expenses, which were offset by settlement proceeds received to settle litigation won by the Company at trial in the third quarter of 2000 in a suit to recover bad debt losses related to money order receivables from a third party money order agent that had been expensed in 1998. The Company received total settlement proceeds of $833,000, and $693,000 of that amount was recorded in income in the third quarter of 2000 because $140,000 of that amount had been previously recorded as income in 1999.

     Depreciation  and  amortization  increased  by $191,000  (11%) in the third quarter of 2000, compared to the corresponding quarter of 1999. For the nine-month period in 2000, compared to the corresponding period in 1999, depreciation and amortization increased by $483,000 (10%). Two factors caused these increases: (a) additional depreciation expense attributable to 1999 property and equipment additions, and (b) a third quarter of 2000 reclassification of $128,000 from interest expense to amortization expense regarding previously capitalized loan fees. This amortization expense had been recorded as interest expense in previous quarters. The above mentioned 1999 property and equipment additions were primarily 14 convenience store buildings subject to capital leases entered into in February 1999 and fixtures and equipment at 25 stores acquired at the same time.

     Interest income decreased from $451,000 in the third quarter of 1999 to $399,000 in the third quarter of 2000 (12%) but increased from $1,095,000 in the first nine months of 1999 to $1,116,000 in the first nine months of 2000 (2%). The repayment in October 1999 by FFP Partners of all indebtedness it owed to the Company resulted in the decrease in the Company's interest income in the third quarter of 2000. The slight year-to-date increase in interest income was due to interest income earned on the Company's bond investments and interest income earned on new notes receivable generated from the sale/conversion of convenience stores to gas-only operators. Purchasers of these businesses are generally required to make a down payment of 25% of the total sales price, with the balance of the sales price being payable pursuant to an interest-bearing promissory note. Interest income is expected to increase in the future as more stores are converted to gas-only stores with financing provided by the Company.

     Interest expense decreased by $191,000 (16%) and increased by $483,000 (17%) during the third quarter and first nine months of 2000, respectively, when compared to corresponding periods of 1999. This third quarter decrease was caused by the above-mentioned reclassification of the amortization of loan fees from interest expense to amortization expense. The year-to-date increase resulted from higher debt levels in the first nine months of 2000 than in 1999. Although interest expense has increased as a result of additional indebtedness incurred in 1999, the Company did obtain fixed interest rates for its long-term debt, which will be beneficial in the future if interest rates continue to rise as they have since the loans were closed. In future years, these loan payments will also convert slowly towards a higher percentage of principal payments and a lower percentage of interest payments.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The majority of the Company's working capital is provided from three sources: (a) liquid, short-term investments from funds generated by the repayment in October 1999 by FFP Partners of its note to the Company, (b) cash flows generated from its operating activities, and (c) borrowings under its revolving line of credit. The Company believes that these investments, operating activities, and short-term working capital facilities will provide sufficient liquidity to fund its operations, capital expenditures, and service debt requirements, although the rise in motor fuel prices in the last year has impacted the Company's available liquidity. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     In December 1999, the Company obtained a revolving line of credit providing for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal. The portion of any borrowings under the facility exceeding $5,000,000 is limited to 140% of the net value of stock and bond investments in the Company's trading account at a brokerage firm. At September 24, 2000, the borrowing base was $13,917,000, and the net value of the Company's securities at that particular brokerage firm on that date was $5,713,000. The Company's borrowings under the revolving credit facility on that date were $0. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly on amounts borrowed, and matures in December 2002. The loans are subject to a Loan Agreement and a Security Agreement between the lender, the Company and two of its subsidiaries. The agreement contains numerous, but typical, restrictive covenants including a financial covenant relating to the maintenance of a specified fixed charge coverage ratio of 1.25 to 1, all as defined in the agreement. The loan is secured by all of the Company's trade accounts receivables and its inventory at the terminal.

     Subject to obtaining satisfactory deal terms, the Company in 2000 intends to increase its sales of convenience store operations to independent operators while retaining a motor fuel concession at those locations. The Company refers to such retail operations as its "gas-only" stores. It has identified numerous Company-operated convenience stores that it is attempting to convert to gas-only stores in such a manner. In the third quarter and first nine months of 2000, the Company closed on the sale or conversion of 13 and 30 of those stores, respectively. Those sales generated gains on sale of $1,081,000 and $2,531,000 in the third quarter and first nine months of 2000, respectively. Typically, the sales are made with the buyer providing 25% of the sales price in cash and paying the remainder over 60 months with interest. In addition, sales of other convenience stores were under contract at the end of the third quarter and are expected to close in the fourth quarter. The anticipated benefits of making such conversions to gas-only outlets are not only to obtain one-time gains on such sales, but also, more importantly, to improve net earnings of the Company on an ongoing basis from reduced general and administration expenses, lower theft losses, reduced merchandise inventory financing costs, lesser legal expenses related to store operations, and lower store-level salaries and other direct store expenses.

     In addition, the Company may consider the outright sale of certain convenience stores and truck stops. The Company may or may not purchase additional convenience stores in 2000 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Of course, any such dispositions or acquisitions could result in a material impact upon the Company's financial results and liquidity.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $16,022,000 at September 24, 2000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. The Company collects money order receipts on a daily basis on sales of money orders made by its own stores, and the Company relies on receiving timely payment from its money order sales agents at stores not operated by the Company. The Company is subject to the risk of not receiving money order payments on a timely basis from such third party money order agents, although the Company believes that it has sufficiently strong controls in its money order operations.

     The Company had positive working capital of $12,687,000 at September 24, 2000, compared to $14,397,000 at the end of 1999. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it receives payment terms from vendors. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.


     YEAR "2000 " ISSUES
     -------------------

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
           -----------------------------------------------------------

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates. However, the Company did not borrow under that facility during the first nine months of 2000 in amounts that would have made a material interest rate risk. Such borrowings in the future could increase, however, in which case the Company could be subject to a greater risk of increasing interest rates.

     The Company is also subject to market risks related to increasing fuel prices and sometimes attempts to reduce that risk by purchasing commodity futures and forward contracts. Such attempts to reduce commodity risk are also subject to risk because the commodities under the financial contracts are normally not of the same grade or location of fuel as that owned by the Company in its business. Open positions under these futures and forward contracts were not significant at September 24, 2000.

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

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     The Company held its 2000 annual shareholder meeting in Fort Worth, Texas, on August 3, 2000. J.D. St. Clair and John D. Harvison were re-elected, and Tom Coleman was elected, to the Company's Board of Directors at that meeting. The voting results by persons present at the meeting in person or by proxy were as follows:

                                              NOMINEES
                   -----------------------------------------------------------
                   ROBERT J. BYRNES    MICHAEL TRIANTAFELLOU    TOM M. COLEMAN
                   ----------------    ---------------------    --------------
                   Votes    Percent      Votes     Percent      Votes   Percent
                   -----    -------      -----     -------      -----   -------

For               3,567,838   95.2%     3,567,938    95.2%    3,556,138   94.9%
Withheld            180,461    4.8%       180,361     4.8%      192,161    5.1%
Abstain                   0    0.0%             0     0.0%            0    0.0%
Broker non-votes          0    0.0%             0     0.0%            0    0.0%
                  ---------   -----     ---------   -----     ---------  ------
Totals            3,818,747  100.0%     3,818,747   100.0%    3,818,747  100.0%
                  =========  ======     =========   =====     =========  ======

     The other directors, whose terms of office as a director continued after the August 3, 2000 meeting, were John H. Harvison, J.D. St. Clair, John D. Harvison, Garland McDonald, and E. Michael Gregory.

     In addition, the shareholders at the August 3, 2000 meeting approved the Company's Stock Option Plan previously adopted by the Board of Directors and described in the Proxy Statement for that meeting. The voting results for the proposition by persons present at the meeting in person or by proxy were as follows:

                                             Votes      Percent
                                          ---------     -------
                                                  (in thousands)

            For                           1,878,107      50.1%
            Against                         213,824       5.7%
            Abstain                           5,171       0.1%
            Broker non-votes              1,721,645      44.1%
                                          ---------      -----
            Total                         3,748,299     100.0%
                                          =========     ======


                                OTHER INFORMATION
                                -----------------

     On November 10, 2000, the Board of Directors elected Joseph F. Leonardo as a new director of the Company to fill the vacancy on the Board created by the resignation of Tom M. Coleman. Mr. Leonardo was also then selected by the Board to serve on its audit committee. Mr. Coleman tendered his resignation earlier in November 2000, when he advised the Board that he had taken an executive position at Vista Stores L.L.C., a privately held convenience store chain headquartered in Dallas, Texas.

     Joseph F. Leonardo was selected in 1999 as one of the convenience store industry's "30 Most Influential People" by the Convenience Store News magazine. The 1994 Chairman of the National Association of Convenience Stores, Mr.
Leonardo now serves as President and Chief Executive Officer of Leonardo Management Corporation provides strategic planning, market positioning, and other sales and marketing consulting services. Mr. Leonardo also operates Convenience Directions, which publishes Info Marketing, a convenience store industry newsletter distributed to 10,000 convenience store executives. He also serves as executive vice president, marketing, for the National Advisory Group, Convenience/Petroleum Marketers Association. Prior to forming Leonardo Management in 1992, Mr. Leonardo had served for over 20 years in various executive positions with several large, well-known convenience store chains. Joseph F. Leonardo has also been a Trust Manager of FFP Real Estate Trust since December 1997.

                                SIGNATURES
                                ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FFP Marketing Company, Inc.
                                      Registrant

Date: November 13, 2000               By: /s/John H. Harvison
                                      ---------------------------------
                                      John H. Harvison
                                      Chairman and
                                      Chief Executive Officer

Date: November 13, 2000               By: /s/Craig T. Scott
                                      ---------------------------------
                                      Craig T. Scott
                                      Vice President - Finance and
                                      Chief Financial Officer