Form 10-K
period 2000-12-31
FFP MARKETING CO INC
filed 2001-04-16
CIK 1050891

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000, or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

     The aggregate market value of shares held by non-affiliates of the registrant at March 1, 2001, was $7,248,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the common shares of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference in this Form 10-K: Definitive Proxy Statement to be filed by April 30, 2001 regarding the Company's 2001 Annual Meeting of Shareholders, regarding Part III, Items 10-13; Form 8-K filed on December 29, 1999, regarding Part II, Item 9.


                             Common Shares 3,818,747
               (Number of shares outstanding as of March 1, 2001)

                                    FORM 10-K
                                      INDEX
                                    ---------

                                                                       Page
                                                                       ----
Part I
      Item 1.  Business ...........................................       1
      Item 2.  Properties .........................................      11
      Item 3.  Legal Proceedings ..................................      13
      Item 4.  Submission of Matters to a Vote of Security Holders.      13

Part II
      Item 5.  Market for the Registrant's Common Equity and
                  Related Stockholder Matters .....................      14
      Item 6.  Selected Financial and Operating Data ..............      15
      Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...      16
      Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk .....................................      27
      Item 8.  Financial Statements and Supplementary Data ........      27
      Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ..........      28

Part III
      Item 10. Directors and Executive Officers of the Registrant .      28
      Item 11. Executive Compensation .............................      30
      Item 12. Security Ownership of Certain Beneficial
                  Owners and Management ...........................      30
      Item 13. Certain Relationships and Related Transactions .....      30

Part IV
      Item 14. Exhibits, Financial Statements, Schedules
                  and Reports on Form 8-K .........................      31

Signatures ........................................................      32

                                     PART I

ITEM 1.  BUSINESS

General Background
------------------

     FFP Marketing Company, Inc. (the "Company") was formed as a Texas corporation in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that reorganization, all of FFP Partners' assets and businesses were transferred to the Company, except for the real estate by FFP Partners from its former retail operations. Unless the context requires otherwise, references in this report to "FFP Marketing" or to the "Company" for periods or activities prior to the completion of the December 1997 restructuring include the activities of FFP Partners and their respective subsidiaries. Two members of the Company's senior management hold similar management positions with FFP Partners. As a result of the restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners as of that date.

     The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391. Its telephone number is (817) 838-4700, and its Internet web site address is http://www.ffpmarketing.com.

Operating Segments
------------------

     The Company and its subsidiaries are principally engaged in two operating segments: (1) the retail and wholesale sale of motor fuel, merchandise and ancillary products and services at approximately 428 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (2) the operation of a motor fuel terminal and processing facility ("Terminal Operations" or the "terminal"). {See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 for financial information for each of these segments.}

Retail and Wholesale Segment
----------------------------

     Description of  Operations.
     --------------------------

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

     Convenience  Stores.
     -------------------

     The Company operated an average of 202 convenience stores during 2000, a decrease of 11 stores, or 5%, from the average of 213 convenience stores operated during 1999. The Company's convenience stores operate under several different trade names. The principal trade names are "Kwik Pantry," "Nu-Way," "Economy Drive-Ins," and "Taylor Food Mart."

     The Company's convenience stores are open seven days a week, offer extended hours (42 stores are open 24 hours a day, and the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids, magazines, and, at all but two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 53 stores), some with limited in-store seating.

     Since 1993, the Company has owned branded fast food outlets in selected convenience stores and truck stops. Six of its convenience stores had branded food outlets at the end of 2000, including small "express" franchises of name brands such as Kentucky Fried Chicken, Subway Sandwiches, Baskin Robbins, and Blimpie's. {See Store Development; Products, Store Design and Operation.}

     At year end 2000, the Company operated 185 convenience stores, a net decrease of 31 stores from the 216 convenience stores operated at the prior year end. This net decrease resulted from the opening of two convenience stores, the sale of merchandise operations at 31 convenience stores to independent operators, and the conversion of two gasoline outlets of the Company to Company-operated convenience stores.

     Revenues from convenience stores rose by 7% in 2000 over 1999 convenience store revenues because of increased fuel prices and an increase in gallons sold at convenience stores. The convenience stores accounted for 36% (46% in 1999) of the Company's total revenues in 2000. The percentage of convenience store revenues to total revenues decreased because of a disproportionately larger increase in revenues at the terminal.

     The average weekly merchandise sales at convenience stores in 2000 were $10,955 per store, and average weekly motor fuel sales were 9,679 gallons per store. In comparison, the average weekly sales per store in 1999 were $10,821 of merchandise and 10,660 gallons of fuel.

     The  average  gross  margin on motor fuel sales at  convenience  stores was
11.77 cents per gallon in 2000, compared to 10.83 cents per gallon in 1999, an 8.7% increase. The average gross margin on merchandise sales was 26.95% in 2000, compared to 26.99% in 1999, a 0.1% decrease.

     Truck Stops.
     -----------

     At the end of 2000, the Company operated 13 truck stops, the same number as at the end of 1999. The Company acquired two truck stops in the February 1999 acquisition, both in Texas. The truck stops, which operate principally under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed toward truck drivers and the traveling public. Five of the truck stops have full service restaurants. The Company operates two of the restaurants and leases the other three to independent operators. Three of the other truck stops offer prepared-to-order food service, including two outlets that have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one that has a Pizza Hut franchise within the store. Three of the truck stops provide deli service, and two do not provide any food service other than hot dogs, nachos, and cold sandwiches.

     Revenues from truck stops rose by 21% in 2000 over 1999 truck stop revenues, principally because of increased fuel prices. In 2000, the truck stops (including their associated restaurants and food service facilities) accounted for 9% (10% in 1999) of the Company's consolidated revenues. The percentage of truck stop revenues to total revenues decreased because of a disproportionately larger increase in revenues at the terminal.

     For truck stops in 2000, average weekly per outlet merchandise and food sales (including restaurants) were $17,170 ($16,840 in 1999) and average weekly per outlet fuel sales were 54,827 gallons (59,085 gallons in 1999). Truck stop operational performance has declined as a result of increased competition, which is expected to continue in future years.

     The average gross margin on motor fuel sales at truck stops was 9.43 cents per gallon in 2000, compared to 8.84 cents per gallon in 1999, a 6.7% increase. The average gross margin on merchandise sales and food sales (including restaurants) was 39.10% in 2000, compared to 40.03% in 1999, a 2.3% decrease.

     Motor Fuel Outlets at Independently  Operated Stores  ("Gas-Only  Stores").
     --------------------------------------------------------------------------

     The Company operated motor fuel concessions at 230 independently operated convenience stores at year end 2000, an increase of 31 outlets from 199 third party operated stores at year end 1999. Management sometimes referred to these third party operated stores as "gas-only" stores. The increase in gas-only outlets resulted from the sales or conversion of 34 company-operated convenience stores to gas-only outlets due to the sale of the merchandise operations at those convenience stores, plus and minus the routine opening and closing of certain outlets.

     Although the merchandise sale portion of the Company's convenience store operations was sold in those transactions, the Company retained the motor fuel concession at these locations. The Company continues to own the motor fuel inventory, fuel pumps, equipment and underground storage tanks at those independently operated convenience stores and provides the motor fuel supply for them. The actual sale of the motor fuel to the public is conducted by the operators of the outlets on behalf of the Company pursuant to gas-only store contracts that generally obligate the Company to provide the motor fuel inventory, the fuel storage and dispensing equipment, and to maintain the fuel equipment while the store operators agree to collection and remittance procedures. The Company compensates the convenience store operators at these locations in the form of negotiated commissions based on profits and/or the volume of fuel sold. In those instances where an operator owns the real estate underlying his store, the gas-only store contract usually grants the Company the right of first refusal to purchase his convenience store if it is ever offered for sale. Many of the gas-only store contracts have renewal options. Based on past experience, the Company believes that a significant number of those gas-only store contracts that do not have renewal options will be renegotiated and renewed upon expiration. In addition to the gas-only store contracts between the store operator and the Company, many of these operators either lease or sublease the store building and land from the Company or its affiliates.

     Revenues from gas-only stores rose by 33% in 2000 over 1999 truck stop revenues, principally because of the greater number of gas-only stores and increased fuel prices. In 2000, gas-only outlets accounted for 21% (22% in 1999) of the Company's consolidated revenues. The percentage of gas-only store revenues to total revenues declined slightly because of a disproportionately larger increase in revenues at the terminal.

     During 2000, gas-only stores averaged weekly per outlet fuel sales of 9,253 gallons, compared to 9,990 gallons per week in fiscal 1999. The average gross margin on motor fuel sales at gas-only outlets was 9.49 cents per gallon in 2000, compared to 8.37 cents per gallon in 1999, a 13.4% increase.

     Wholesale Fuel Sales.
     --------------------

     The Company sells motor fuel on a wholesale basis to independent and regional chains of fuel retailers and to end users of fuels, such as contractors, operators of vehicle fleets, and public utilities. The Company has also been designated a "jobber" for Citgo, Chevron, Fina, Conoco, Coastal, Diamond Shamrock, and Phillips 66. This designation enables the Company to qualify independent fuel retailers to operate as a branded outlet for those large oil companies. FFP Marketing then supplies motor fuel to those retailers on a wholesale basis under contracts ranging from five to ten years. The Company purchases and sells motor fuel to fill specific orders by its branded wholesale customers.

     In addition to profit opportunities, management believes the Company's fuel wholesale activities enhance its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with independent operators of convenience stores that may, at some future time, be interested in entering into an agreement for FFP Marketing to take over the fuel concession at their outlets. {See Motor Fuel Outlets at Independently Operated Stores.}

     Excluding wholesale sales made at the terminal, wholesale revenues rose by 34% in 2000 over 1999 wholesale revenues, principally because of increased fuel prices. The Company's wholesale operations contributed 18% of consolidated revenues in 2000 (18% in 1999). The percentage of such wholesale revenues to total revenues remained constant in spite of a disproportionately large increase in revenues at the terminal.

     The average gross margin on wholesale motor fuel sales, exclusive of sales made at the terminal, was 2.25 cents per gallon in 2000, compared to 1.97 cents per gallon in 1999, a 14.2% increase.

     Market  Strategy.
     ----------------

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

     Improvements in Store Performance.
     ---------------------------------

     In 1994 the Company began a new strategy to increase the productivity and operating efficiency of its existing store base by identifying non-core convenience stores that could contribute more to its earnings if operated by independent operators rather than by the Company. Since then, the Company has engaged in a program of selling the merchandise operations at these outlets to independent operators. In 2000, the Company sold the merchandise operations at 34 stores, compared to only three sales in 1999. Through the end of 2000, the Company has sold the merchandise operations at 91 locations. Because of a different overhead structure, independent operators are often able to operate the stores less expensively than the Company. These sales were structured such that the Company retained the leasehold interest in the property and subleased the land and building to the operator for a five-year period with a five-year renewal option. The Company also entered into an agreement to operate the fuel concession at these locations. {See Motor Fuel Outlets at Independently Operated Stores.} Management believes that the sales of these operations and the resulting combination of rents, fuel profits, and other ancillary income enhance the profitability of these outlets to the Company. In 2001, the Company intends to continue this strategy of selling the merchandise operation at suitable locations at as fast of a pace as is reasonably prudent.

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

     In addition to working to enhance the performance of its existing outlets, the Company also seeks opportunities to acquire operating outlets at attractive prices. In December 1997, the Company completed the purchase of 94 convenience stores. The stores acquired are all located in states in which the Company had operations and about 80% of them are in Texas. In a similar manner, the Company purchased 25 additional convenience stores and truck stops, plus one non-operating convenience store, in February 1999. All of these new stores are located in Texas. These acquisitions have had a positive impact on its earnings and cash flow by operating the additional stores with minimal additional overhead. Although additional field supervisory personnel have been added, the management, purchasing and accounting for the stores has required minimal additional administrative staff.

     Opportunities to acquire and dispose of convenience stores, truck stops and motor fuel concessions are limited by competitive factors, available financing, and competing buyers. The Company continues to pursue these activities principally by the development of relationships through normal industry channels and through its fuel wholesaling operations.

     Products,  Store Design, and Operation.
     --------------------------------------

     The number and type of merchandise items stocked in the convenience stores varies from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the Company's convenience stores and truck stops offer fountain drinks and fast foods such as hot dogs, pre-packaged sandwiches and other foods. Sixty-one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, french fries, and made-to-order sandwiches. Also, as discussed above, six convenience stores and three truck stops have small "express" outlets of national or regional fast-food franchises.

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

     Over the last several years, the Company has increased the number of its outlets that are affiliated with a large oil company, referred to as "branded" outlets. At year end 2000, the Company operated 267 branded outlets, compared to only 65 branded outlets in 1990.

                                         Convenience  Gas-Only   Truck
                                            Stores     Stores    Stops    Total
                                         -----------  --------   -----    -----

Citgo ..................................       83        90         6       179
Chevron ................................       16         9         1        26
Texaco .................................       17         3         0        20
Conoco .................................        3        13         1        17
Diamond Shamrock .......................       10         4         0        14
Fina ...................................        0         9         0         9
Coastal ................................        1         1         0         2
                                              ---       ---       ---       ---
 Total branded locations ...............      130       129         8       267
Unbranded locations ....................       53       101         5       159
Locations not selling fuel .............        2         0         0         2
                                              ---       ---       ---       ---
      Total stores                            185       230        13       428
                                              ===       ===       ===       ===

     Branded locations often have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. However, the Company pays a higher cost for fuel at a branded location than at an unbranded location. The Company continues to evaluate the desirability of branding additional outlets at certain locations. In addition to the Company-operated convenience stores, truck stops, and fuel concessions at independently operated outlets that are branded, the Company also serves as a wholesale distributor to approximately 200 unaffiliated retail outlets that are branded.


     Merchandise  Supply.
     -------------------

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

     Motor Fuel  Supply.
     ------------------

     The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company that branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Fuel is purchased from approximately 40 vendors. Principal fuel suppliers in 2000 were Citgo Petroleum Corporation, Conoco, Inc., Koch Refining Company, L.P., and Chevron U.S.A., Inc. Although the Company's purchases are concentrated in a few vendors, largely due to the number of branded outlets, management believes that the competition for retail outlets among oil companies is such that the Company could find alternative supply sources if the need to do so arose.

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

     Trademarks  and Trade Names.
     ---------------------------

     The Company's convenience stores and truck stops are operated under a variety of trade names, including "Kwik Pantry," "Nu-Way," "Economy," "Dynamic Minute Mart," "Taylor Food Mart," "Drivers," and "Drivers Diner." New outlets generally use the trade name of the Company's stores predominant in the geographic area where the new store is located. The Company sells money orders in its outlets, and through agents, under the service mark "Financial Express Money Order Company." The money orders are produced using a computer-controlled laser printing system developed by the Company. This system is also marketed to third parties under the name of "Lazer Wizard."

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

Terminal Operations Segment
---------------------------

     Terminal Operations. The Company's Terminal Operations increased significantly in 2000. Gross revenues from Terminal Operations in 2000 were $136,360,000 (before eliminating inter-company sales of $39,927,000), compared to only $34,473,000 in 1999 (before eliminating inter-company sales of $24,564,000), a 295.6% increase.

     After eliminating inter-company sales at the terminal, Terminal Operations accounted for 14% of the Company's consolidated revenues in 2000, compared to only 2% in 1999. Improved sales at the terminal resulted from an increase of gallons sold to third parties, plus an increase in the motor fuel prices. Gallons sold to third parties at the terminal rose from 11,324,000 gallons in 1999 to 90,241,000 gallons in 2000, an increase of 78,917,000 gallons (696.9%).
Sales increases at the terminal were possible after connection was made in fall 1999 to a pipeline transporting refined products to the terminal from the Texas Gulf Coast.

     Income before taxes at the terminal also significantly improved in 2000 to $626,000, compared to a loss before taxes in 1999 of $609,000, a 202.8%
increase. The average gross margin on motor fuel sales at the terminal, before consolidating eliminations, was 3.41 cents per gallon in 2000, compared to 4.22 cents in 1999, a 19.2% decrease. Although total dollar fuel margin rose significantly at the terminal in 2000, the margin per gallon of fuel sold at the terminal declined principally because of higher volumes of fuel sold and a product mix comprised of lower margin per gallon fuel products.

     The Terminal Operations are relatively new in comparison to the Retail and Wholesale segment. In June 1997, the Company completed the renovation of a bulk storage terminal and fuel-processing facility located in Euless, Texas, that it had purchased in 1996. Until fall 1999, the Company engaged in two activities at its terminal facility: providing motor fuel terminal services (storage and delivery services) for other wholesalers, and processing transmix, a commingled product of refined gasoline and diesel, into their component parts for sale. Those sales are made to retailers (including third parties and inter-company sales to the Company's Retail and Wholesale segment) and end users.

     In fall 1999, the Terminal Operations were greatly expanded to include a fuel blending operation at the terminal. For this processing, the Company purchases refined fuel products in much greater quantities and takes delivery via a pipeline from the Texas Gulf Coast having a portal at the Company's terminal. The Company then adds blend stock to the fuel, creating more volume, and resells the resulting products on a wholesale basis to its own retail stores and to third parties. One of the key ingredients in the blending process at the terminal is natural gasoline, which greatly increased in price and became uneconomical during 2000. As a result, it is anticipated that the blending operation at the terminal will be replaced with transmix processing for most of 2001.

     The terminal facility has gasoline storage capacity for almost 10 million gallons of motor fuel. The facility's capacity for processing commingled fuel product is approximately 63,000 gallons per day. Until fall 1999, the Company operated neither of these activities at near their respective capacity of operation. The motor fuel processed at the terminal is used by the Company to satisfy a portion of the fuel supply needs for its own retail outlets and its wholesale customers located within approximately 100 miles of the terminal. Until fall 1999, the majority of the Company's revenues derived from the terminal were inter-company sales to its Retail and Wholesale segment.

     In addition to approximately 13 acres on which the terminal operations are conducted, the Company also owns approximately 20 acres of land at this industrial, metropolitan location, which is available for possible expansion.

Competition
-----------

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

     The Company's truck stops experienced increased competition in 2000 as competing truck stops were opened in many of the areas in which the Company's truck stops are located. Such increased competition often causes a reduction in fuel and merchandise sales, as well as reduced margins.

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

Employees
---------

     At the end of 2000, the Company employed 1,622 people (including part-time employees). No collective bargaining agreements exist between the Company and any of its employees, and management believes the relationship with employees of the Company is good.

Insurance
---------

     The Company carries workers' compensation insurance in all states in which it operates, other than in Texas, and considers less costly alternatives on a state-by-state basis from time to time. The Company is self-insured with respect to workers' compensation claims in Texas and believes, but can give no assurance, that its worker compensation payments will be less than what its premium would have been.

     The Company maintains liability coverage for its vehicles that meets or exceeds state requirements but it does not carry automobile physical damage insurance. Insurance covering physical damage of properties owned by the Company is generally carried only for selected properties. The Company maintains property damage coverage on leased properties as required by the terms of the leases thereon and maintains property damage coverage on other properties as it deems appropriate.

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

Government Regulation
---------------------

     Alcoholic Beverage Licenses. The Company's retail outlets sell alcoholic beverages in areas where such sales are legally permitted. State and local laws generally regulate the sale of alcoholic beverages and grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, the regulatory agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed. The State of Texas requires that licenses for the sale of alcoholic beverages be held, directly or indirectly, only by individual residents of Texas or by companies controlled by such persons. The Company has an agreement with a corporation controlled by John H. Harvison, its Chairman and Chief Executive Officer, which permits that corporation to sell alcoholic beverages in certain of the Company's Texas outlets where such sales are legal.

     In many states, sellers of alcoholic beverages have been held responsible for damages caused by persons who purchased alcoholic beverages from them and who were at the time of the purchase, or subsequently became, intoxicated. Although the Company's retail operations have adopted procedures that are designed to minimize such liability, the potential exposure to the Company as a seller of alcoholic beverages is substantial. The Company's present liability insurance provides coverage, within its limits and subject to its deductibles, for this type of liability.

     Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. Such laws and regulations affect both of the Company's operating segments. In particular, federal regulations issued in 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately, and others were phased in over a 10-year period. However, all underground storage tanks were required to comply with all requirements by December 22, 1998. The Company implemented a plan several years ago to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and believes that it successfully met that 1998 deadline.

     All states in which the Company has underground storage tanks established trust funds in prior years for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaking tanks. Trust fund programs in certain states have since been discontinued. The ongoing trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverage afforded by each state varies but generally provides up to $1 million for the cleanup of environmental contamination, and most includes third-party liability, as well. Some of the funds require the Company to pay deductibles of up to $25,000 per occurrence. The Company believes that its past taxes to fund those trust funds have exceeded the Company's cost of any environmental cleanup.

     Although the benefits afforded the Company as a result of the trust funds are substantial, the Company may not be able to recover through higher retail prices the costs associated with the fees and taxes that fund the trusts. In general, this trust fund arrangement in Texas terminated in 1998 with respect to future, but not past, environmental costs. The Company believes that it will achieve a cost savings as a result of the termination of these state funds, although the savings are not assured.

     The Company believes that it is in compliance in all material respects with existing environmental laws and regulations and is not currently aware of any material capital expenditures, other than as discussed above, that will be required to further comply with such existing laws and regulations. However, new laws and regulations could be adopted which could require the Company to incur significant additional costs.

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of management and assumptions made by and information currently available to management. The Company is relying upon the "safe harbor" contained in Section 27A of such act in making such forward looking statements. Statements that should generally be considered forward looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; adverse weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; available supply of fuel products for processing and processing efficiencies at the Company's fuel terminal; increasing wholesale costs of motor fuel and merchandise sold at the Company's stores and at the terminal; reductions in margins realized from sales; expense pressures relating to operating costs, including labor, repair and maintenance, telephone, electricity and natural gas utility costs, and supplies; future tobacco and environmental legislation and costs necessary to comply with such legislation; anti-smoking and anti-alcohol drinking campaigns; excessive debt levels or the inability to meet required debt covenants; adverse outcome of litigation; adverse liquidity situations; unanticipated or increasing general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; the ability to retain key management personnel, and unexpected liabilities.

     Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


ITEM 2. PROPERTIES

     Retail Properties.
     ------------------

     The Company currently leases all of the real estate properties used in its retail operations. The following table summarizes the ownership status of individual properties as of the end of 2000:

                                               Leased from   Leased from
                                Leased from   Affiliates of   Unrelated
                               FFP Partners  Harvison Family   Parties    Total
                               ------------  --------------- -----------  -----

                                                Number of Locations
Convenience stores -
     Land ......................    47            44              94        185
     Buildings .................    90             2              93        185
Truck Stops -
     Land ......................     4             8               1         13
     Buildings .................     9             3               1         13
Third party gasoline outlets -
     Land ......................    33           113              84        230
     Buildings .................    89            56              85        230
                                   ---           ---             ---        ---
Totals -
     Land ......................    84           165             179        428
                                   ===           ===             ===        ===
     Buildings .................   188            61             179        428
                                   ===           ===             ===        ===

     Geographical Location of Retail Stores.
     --------------------------------------

     The table below sets forth the states in which the Company's convenience store, third party gasoline outlets, and truck stops are located at the end of 2000.

                                Convenience    Gas     Truck
                                   Stores    Outlets   Stops    Total   Percent
                                -----------  -------   -----    -----   -------

Texas ......................        132        186       9       324       76%
Oklahoma ...................          1         24       1        26        6%
Louisiana ..................         17          4       0        21        5%
Missouri ...................         16          2       0        18        4%
Kansas .....................          6          5       0        11        3%
Mississippi ................          8          3       0         7        2%
Kentucky ...................          3          1       1         5        1%
New Mexico .................          1          1       2         4        1%
Arkansas ...................          1          2       0         4        1%
Tennessee ..................          4          1       0         5        1%
Nebraska ...................          0          1       0         1        0%
                                    ---        ---     ---       ---       ----
 Totals ....................        185        230      13       428       100%
                                    ===        ===     ===       ===       ====

     Leases of Land and Buildings.
     ----------------------------

     At year end 2000, the Company leased land and buildings at 78 retail sites from FFP Partners pursuant to lease agreements whose terms end in December 2002, plus two five-year renewal options at the sole election of the Company. Upon each renewal, the rent will be adjusted by the increase in the consumer price index since the date the leases became effective (January 1, 1998). The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to the Company, and FFP Partners retained the real estate used in the retail operations. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and the Company and their general experience in acting as lessor and lessee for similar properties. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. The Company and FFP Partners did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

     Leases of Buildings Only.
     ------------------------

     At year end 2000, the Company leased only the buildings at 106 other retail sites from FFP Partners which are located on lands leased from affiliates of the Harvison Family, or from unrelated parties, pursuant to lease agreements whose terms end concurrently with the termination of the underlying ground leases scheduled to terminate on May 2002, plus one five-year option at the sole election of the Company until May 2007. The monthly rent upon each renewal will be adjusted by the increase in the consumer price index since the original date of the leases. The building leases on these properties were entered into in conjunction with the restructuring of FFP Partners discussed above, and the lease rates on these locations were established in the same manner as described above for the real estate leased from FFP Partners. The affiliates of the Harvison Family have indicated their intention not to extend the ground leases beyond May 2007 but instead will lease the land and building for those sites directly to the Company under new leases beginning May 2007 at increased rates considered equal to market rates. The Company and the affiliates of the Harvison Family do not intend to engage any third party advisors or refer to any third party surveys or analyses of rental rates in negotiating the new lease. The new lease rates starting in May 2007 will be established based on knowledge of the properties by the management of the Company and the affiliates of the Harvison Family based on their general experience in acting as lessor and lessee for similar properties.

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

     Terminal and Other Properties.
     -----------------------------

     The Company owns a 33-acre tract of land in Euless, Texas. Approximately 13 acres of that property is currently used as a fuel terminal and fuel processing plant, and 20 acres is currently vacant and available for expansion.

     The executive offices of the Company are located at 2801 Glenda Avenue, Fort Worth, Texas, where it occupies approximately 15,000 square feet of office space leased from affiliates of the Harvison Family.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is often involved in routine litigation arising in the ordinary course of its businesses, particularly personal injury and employment related claims. The Company believes that the Company, its subsidiaries and their properties are not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses or as described here.

     A trial in the case of Xavier Duenez, et al., v. FFP Operating Partners, L.P., d/b/a Mr. Cut Rate #602, et al., began in May 2000 in the County Court of Law No. 1, Calhoun County, Texas. In the case, members of the Duenez family sued the Company and the driver of a pickup truck who had purchased beer from a Company convenience store just prior to causing an accident, which injured members of the Duenez family. The trial court dismissed the pickup truck driver from the case, and the Company remained as the sole defendant in the trial. The Company was alleged to have caused the damages to the family as a result of certain alleged violations of liquor sales laws. After a jury verdict, the court issued a judgment against the Company in the amount of $35 million. The case is now on appeal to the Corpus Christi Court of Appeals in the State of Texas. The Company expects to be fully covered by insurance for any liabilities that exceed its deductible, which has already been paid. The Company's insurance carrier posted a bond for the full amount of the judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the American Stock Exchange ("AMEX") under the symbol "FMM". The following table sets forth the high and low sales prices per share for the Company's common stock, as reported by AMEX, for each quarter of the last two years:

                                                  High         Low
                                                 -----       ------

 1999
     First Quarter ........................      $6.93       $4.750
     Second Quarter .......................       4.75        3.125
     Third Quarter ........................       3.25        2.188
     Fourth Quarter .......................       2.75        1.250

 2000
     First Quarter ........................      $3.25       $2.375
     Second Quarter .......................       3.81        2.000
     Third Quarter ........................       3.50        2.875
     Fourth Quarter .......................       3.93        3.125

     On March 1, 2001, the last reported sales price of the Company's common stock was $3.25 per share. On that date, there were 140 stockholders of record and approximately 701 beneficial shareholders. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

     The Company has not paid dividends on its common stock and does not anticipate that dividends will be paid in the foreseeable future as it contemplates that cash flow will be used for continued growth in Company operations. In addition, the amount of any dividends that the Company may pay is subject to limitations in its loan agreements, which generally restrict the payment of dividends to an amount that would not cause the Company to be unable to meet its financial covenants to such lenders.

     The Company may issue preferred shares from time to time in one or more series as authorized by its Board of Directors. No preferred shares have been issued to date, and no such issues are currently contemplated.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                  2000      1999      1998      1997      1996
                                --------   -------  --------  -------   -------

FINANCIAL DATA (in thousands, except per share or per Unit data):
----------------------------------------------------------------

Revenues and Margins -
  Motor fuel sales ............... $564,634 $378,871 $311,526 $311,495 $321,814
  Motor fuel margin...............   32,270   28,712   26,916   21,702   20,672
  Merchandise sales ..............  111,909  114,422   94,629   61,652   60,579
  Merchandise margin .............   33,163   33,737   29,447   18,739   17,821
  Miscellaneous revenues..........   11,850   11,012    9,719    6,267    7,759
                                    -------  ------- --------  -------   ------
  Total revenues .................  688,393  504,379  415,874  379,414  390,152
                                    -------  ------- --------  -------   ------
  Total margin ...................   77,283   73,461   66,082   46,708   46,252
                                    -------  ------- --------  -------   ------
Direct store expenses ............   50,075   50,524   44,154   28,241   27,062
General and administrative
   expenses ......................   15,694   14,389   15,831   12,113   11,506
Depreciation and amortization ....    7,225    6,724    5,636    5,488    3,951
                                    -------  -------  -------  -------   ------
Operating income .................    4,289    1,824      461      866    3,733
Interest expense, net ............    3,103    2,613    1,168    1,642    1,246
                                    -------  -------  -------   ------   ------
Income(loss) before taxes
     and other items .............    1,186     (789)    (707)    (776)   2,487
  Income tax expense (benefit)....      463     (223)    (244)    (892)   2,646
  Extraordinary loss, net of tax..        0      241        0        0        0
                                    -------  -------  -------   ------   ------
Net income (loss) ................     $723    $(807)   $(463)    $116    $(159)

Net income (loss) per share
  or per Unit-
  Basic ..........................    $0.19   $(0.21)  $(0.12)   $0.03   $(0.04)
  Diluted ........................    $0.19   $(0.21)  $(0.12)   $0.03   $(0.04)

Dividends/distributions
  declared per Unit ..............   $0.000   $0.000   $0.000   $0.000   $0.415

Total assets ..................... $124,861 $118,406  $97,040  $75,330  $78,599

Long-term debt and capital
  lease obligations ..............  $41,599  $36,832  $20,380  $24,575   $9,418

OPERATING DATA:
--------------

Gallons of motor fuel sold
 (in thousands) -
 Retail ..........................  243,825  261,092  237,629  199,310  197,687
 Wholesale (including terminal) ..  189,232  111,621   96,710   83,296   90,704
                                    -------   ------  -------  -------  -------
 Total gallons sold ..............  433,057  372,713  334,339  282,606  288,391

Fuel margin per gallon (in cents) -
  Retail .........................     10.4      9.6     10.6       9.8     9.3
  Wholesale (including terminal)..      3.6      2.0      2.0       2.5     1.9

Average weekly merchandise sales
  (per store) -
  Convenience stores .............  $10,955  $10,821   $9,095    $9,482  $9,454
  Truck stops ....................   17,170   16,840   17,210    17,704  17,192

Merchandise margin ...............    29.6%    29.5%    31.1%     30.4%   29.4%

Number of fuel locations
  at year end -
  Convenience stores .............      185      216      198       207     117
  Truck stops.....................       13       13       11        11      10
  Gas-only outlets ...............      230      199      207       205     206

----------------
Note:Post-1997 results are not comparable to pre-1998 results as a consequence of the Company's December 1997 restructuring.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes included elsewhere in this annual report. Some of the matters discussed in this annual report contain forward-looking statements regarding the Company's future business that are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors, which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.

     In a restructuring of FFP Partners motivated by Federal income tax considerations and completed on December 28, 1997, the Company acquired, as its initial assets, all of the assets and businesses formerly held by FFP Partners, except that FFP Partners retained the real estate used in the retail operations. FFP Partners also retained certain liabilities, principally bank debt and debt secured by the retained real estate. All other obligations of FFP Partners (such as trade accounts payable, money orders payable, accrued expenses, deferred income taxes, obligations under capital leases and other debt secured by various equipment) were transferred to the Company.

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

     The selected financial data that accompanies this discussion reflects the historical operations of FFP Partners to which the Company succeeded in connection with the aforementioned restructuring. The financial data for years prior to 1998 is not considered comparable to subsequent years in the following respects: rental expense for real properties retained by FFP Partners in the December 1997 restructuring was incurred in 2000, 1999 and 1998, but not in prior years; depreciation expense related to such real properties was not incurred for 2000, 1999 and 1998, but was incurred in prior years; and interest income received by the Company from its note receivable from FFP Partners was included in 1999 and 1998, but not in years prior to 1998. That note was repaid in full in October 1999.

     Also in December 1997, the Company purchased 107 convenience stores. Fourteen of the stores were sold to unrelated parties almost immediately thereafter, resulting in a net increase of 94 stores. The Company also acquired 25 additional convenience stores and truck stops in February 1999. The results from operations from these 119 stores have had a positive impact on operating results and are expected to continue to have a similar impact in future years.

     The Company reports its results of operations using a fiscal year that ends on the last Sunday in December. Most fiscal years have 52 weeks, but some consist of 53 weeks. Fiscal years 1996 though 1999 were 52-week years, while fiscal year 2000 was a 53-week year. This variation in time periods most affects revenues (and related costs of sales) and salary costs, as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing the financial data.


Business Segments
-----------------

     The Company and its subsidiaries conduct business in two primary business segments: (i) the operation of retail convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores, money orders sales through Company stores and third party agents, underground tank monitoring and testing, and motor fuel wholesaling activities (the "Retail and Wholesale Operations"), and (ii) the operation of a motor fuel terminal and processing facility (the "Terminal Operations"). Each of these business segments is subject to differing opportunities and challenges. The following table sets forth certain information about each segment's financial information in the last three years:

                               Retail and   Terminal
                               Wholesale  Operations  Eliminations Consolidated
                               ---------- ----------  ------------ ------------
                                               (In thousands)

2000
----
Revenues from external sources. $591,643    $96,750         $0       $688,393
Revenues from other segment ...        0     39,927    (39,927)             0
Depreciation and amortization .    6,623        602          0          7,225
Interest income ...............    1,453          0          0          1,453
Interest expense ..............    4,556      1,289     (1,289)         4,556
Income before income taxes ....      560        626          0          1,186
Total assets ..................  106,347     18,514          0        124,861
Capital expenditures ..........    4,487        675          0          5,162

1999
----
Revenues from external sources. $494,470     $9,909         $0       $504,379
Revenues from other segment ...        0     24,564    (24,564)             0
Depreciation and amortization .    6,160        564          0          6,724
Interest income ...............    1,376          0          0          1,376
Interest expense ..............    3,989        843       (843)         3,989
(Loss) before income taxes and
  extraordinary item ..........     (180)      (609)         0           (789)
Extraordinary (loss) before
  tax effect ..................     (375)         0          0           (375)
Total assets ..................  107,187     11,219          0        118,406
Capital expenditures ..........   12,626        406          0         13,032

1998
----
Revenues from external sources. $414,625     $1,249         $0       $415,874
Revenues from other segment ...        0      3,602     (3,602)             0
Depreciation and amortization .    5,125        511          0          5,636
Interest income ...............    1,406          0       (713)           693
Interest expense ..............    1,861        713       (713)         1,861
Income(loss) before income taxes   1,301     (2,008)         0           (707)
Total assets ..................   89,739      7,301          0         97,040
Capital expenditures ..........    6,605        182          0          6,787


Business Strategies for 2001
----------------------------

     In 2001 the Company will continue to analyze available opportunities to expand its Retail and Wholesale Operations by acquiring additional convenience stores. The acquisition of any additional stores will be dependent upon whether acceptable purchase prices, terms and properties can be found.

     The Company intends to continue implementing its strategy of selling/converting certain of its Company-operated convenience stores to independent third party operators and continuing such outlets as gas-only stores. The Company has targeted an additional 75 Company-operated stores as suitable candidates for such transactions and will continue to search for qualified purchasers for these locations.

     The Company will endeavor to continue its improved operating performance at the terminal in 2001. Income before income taxes from Terminal Operations improved to $626,000 in 2000, reflecting a $1,235,000 improvement over a 1999 net loss before taxes in Terminal Operations of $609,000. Gross revenues from Terminal Operations also increased significantly in 2001 to $136,360,000 (before eliminating inter-company sales of $39,927,000), compared to only $34,473,000 in 1999 (before eliminating inter-company sales of $24,564,000), a 295.6% increase. This improved performance principally resulted from increased volumes of motor fuel sales after the terminal was connected in fall 1999 to a motor fuel pipeline originating at the Texas Gulf Coast.

     In 2000, the Terminal Operations were greatly expanded with a fuel blending operation at the terminal. For this processing, the Company purchases refined fuel products in much greater quantities and takes delivery via a pipeline from the Texas Gulf Coast having a portal at the Company's terminal. The Company then adds blend stock to the fuel, creating more volume, and resells the resulting products on a wholesale basis to its own retail stores and to third parties. One of the key ingredients in the blending process at the terminal is natural gasoline, which greatly increased in price and became uneconomical during 2000. As a result, the blending operation at the terminal will be replaced with transmix processing for most of 2001. The operating results of this change cannot be assured.

     As in past years, the Company will seek new sources of revenue in 2001 at its store locations, its gas-only stores, and locations that sell its money orders. In so doing, the Company will attempt to capitalize on its network of retail locations serving customers in small towns and larger cities in several states.

2000 Compared with 1999
-----------------------

     The  Company   earned  net  income  of  $723,000  in  2000,  a  substantial improvement ($1,530,000) over a net loss of $807,000 in 1999. Major reasons for the improvement in earnings in 2000, compared to 1999, included the following:

o gross margins from motor fuel sales increased by $3,632,000 (12.7%) in 2000,

o miscellaneous revenues rose by $764,000 (6.9%) in 2000, with the major elements of that improvement being gain on sale/conversion of convenience stores to gas-only stores and net realized gain on sale of marketable securities, offset in part by net unrealized loss on marketable securities, net loss on fuel trading, and net loss from a aircraft jet fuel joint venture, and

o extraordinary losses of $375,000 ($241,000 after taxes) had been incurred in 1999 in connection with loan refinancing.

     The Company incurred a comprehensive loss in 2000 of $246,000, comprised of its net income of $723,000 minus a net unrealized loss on available-for-sale securities, after tax, of $969,000. In 1999, the Company's net loss equaled its comprehensive loss because it did not own any available-for-sale securities in 1999.

         The Company's total revenues topped 680 million dollars for the first time in 2000. Total revenues increased to $688,393,000 in 2000, a 36.5% increase over 1999 total revenues of $504,379,000. Total revenues increased primarily as a result of higher motor fuel sales prices, sales for an entire year at the 25 stores acquired in February 1999, and additional gallons of wholesale motor fuel sales at the terminal. This increase in total revenues is broken down as follows:

                                                                 Increase
                                                         ----------------------
                                       2000       1999       Amount  Percentage
                                   ---------   --------- ----------- ----------
                                          (In thousands, except percentages)

Motor fuel sales ...............   $ 564,634   $ 378,871   $ 185,763    49.0%
Merchandise sales ..............     111,909     114,422      (2,513)   (2.2)
Miscellaneous revenues .........      11,850      11,086         764     6.9
                                   ---------   ---------   ---------    -----
   Total revenues                  $ 688,393   $ 504,379   $ 184,534    36.5%
                                   =========   =========   =========    =====

     Motor fuel sales increased to $564,634,000 in 2000, an improvement of $185,763,000 (49.0%) compared to $378,871,000 in 1999. A breakdown showing the major components of this increase is shown in the table below:

                                                                 Increase
                                                         ----------------------
                                       2000       1999      Amount   Percentage
                                    --------    -------- ----------  ----------
                                          (In thousands, except percentages)

Retail motor fuel sales -
   Convenience stores ..........    $144,327    $126,207   $ 18,120     14.4%
   Gas-only outlets ............     145,087     108,910     36,177     33.2
   Truck stops .................      51,282      40,742     10,540     25.9
      Total retail .............     340,696     275,859     64,837     23.5%
Wholesales motor fuel sales ....     124,165      91,831     32,334     35.2
Terminal motor fuel sales ......      96,750       9,909     86,841    876.4
Other motor fuel sales .........       3,023       1,272      1,751    137.7
                                    --------    --------   --------    ------
   Total motor fuel sales           $564,634    $378,871   $185,763     49.0%
                                    ========    ========   ========    ======
     The gross margin from motor fuel sales also increased in 2000 to $32,270,000, an improvement of $3,632,000 (12.7%) compared to the 1999 gross margin of $28,638,000. Gross margins increased in 2000 as a result of selling a much greater number of gallons (16.2%) at a higher average margin per gallon. The major area of operations where additional motor fuel margins were earned was at the terminal. A breakdown showing the major components of this increase is shown in the table below:

                                                                 Increase
                                                          ---------------------
                                       2000        1999      Amount  Percentage
                                    --------    --------  ---------  ----------
                                           (In thousands, except percentages)

Retail motor fuel margin -
   Convenience stores ..........    $ 12,103    $ 12,779   $   (676)    (5.3)%
   Gas-only outlets ............       9,938       8,770      1,168     13.3
   Truck stops .................       3,424       3,396         28      0.4
      Total retail .............      25,465      24,945        520      2.1%
Wholesales motor fuel margin....       2,161       1,943        218     11.2
Terminal motor fuel margin .....       4,355       1,821      2,534    139.2
Other motor fuel margin ........         289         (71)       360    507.0
                                    --------    --------   --------    ------
   Total motor fuel margin          $ 32,270    $ 28,638   $  3,632     12.7%
                                    ========    ========   ========    ======

     In gallons, the Company sold 433,057,000 gallons of motor fuel in 2000, an increase of 60,344,000 gallons (16.2%) compared to 372,713,000 gallons sold in 1999. Retail motor fuel sales declined by 17,267,000 gallons (6.6%) to 243,825,000 gallons in 2000, a decrease from 1999 sales of 261,092,000 gallons. The decrease resulted principally from increased competition for retail sales. Wholesale motor fuel sales (excluding sales at the terminal) decreased in 2000 to 96,238,000 gallons, compared to 98,667,000 gallons in 1999, a slight decrease of 2,429,000 (2.5%). Motor fuel sales to third parties at the terminal increased in 2000 from 11,327,000 gallons in 1999 to 90,241,000 gallons in 2000, a large increase of 78,914,000 (696.7%). This increase was obtained because the tie-in of a pipeline transporting motor fuel from the Texas Gulf Coast in fall of 1999 allowed additional fuel to be sold at the terminal for an entire year in 2000. These sales are highlighted in the following table:

                                                                 Increase
                                                           --------------------
                                          2000      1999     Amount  Percentage
                                        -------   -------  --------  ----------
                                           (In thousands, except percentages)
Gallons sold -
    Retail ..........................   243,825   261,092   (17,267)    (6.6)%
    Wholesale .......................    96,238    98,667    (2,429)    (2.5)
    Terminal ........................    90,241    11,324    78,917    696.9
    Other ...........................     2,753     1,630     1,123     68.9
                                        -------   -------   -------   -------
    Total gallons sold                  433,057   372,713    60,344     16.2%
                                        =======   =======   =======   =======


     Merchandise sales in 2000 were $111,909,000, a slight decrease (2.2%) compared to $114,422,00 in 1999. This $2,513,000 decrease occurred primarily as a result of the sale/conversion of 34 Company-operated convenience stores to gas-only stores because the Company does not sell merchandise at its gas-only stores. Cigarette sales increased by 20.9% as a result of the pass through of cigarette price increases caused by litigation against cigarette manufacturers. Average weekly merchandise sales per convenience store increased from $10,821 per convenience store in 1999 to $10,955 per convenience store in 2000, a 1.2% increase. Major categories of merchandise sales in the last two years were as follows:
                                                                 Increase
                                                            -------------------
                                           2000       1999   Amount  Percentage
                                         -------   -------- -------- ----------
                                           (In thousands, except percentages)

Grocery sales .......................   $ 33,461   $ 46,420  $(12,961)  (27.9)%
Deli, fast food, and restaurant sales     13,538     12,377     1,161     9.3
Soft drinks sales ...................     11,811     10,209     1,602    15.7
Beer and wine sales .................      6,482      6,971      (489)   (7.0)
Cigarette sales .....................     46,230     38,239     7,991    20.9
Money order supplies and
     equipment sales ................        305        125       180   144.0
Tank monitoring equipment sales .....         82         81         1     1.2
                                        --------   --------  ---------  ------
     Total merchandise sales            $111,909   $114,422  $ (2,513)    2.2%
                                        ========   ========  ========   ======

     The Company's gross profit on merchandise sales decreased to $33,163,000 in 2000, a $574,000 (1.7%) decline from the 1999 merchandise gross profit of $33,737,000. This decrease primarily came from the reduced number of convenience stores in 2000, but that was partially offset by additional merchandise gross profit realized from 12 months of operations at the 25 stores acquired in February 1999 and a slight increase in gross margin percentage on merchandise sales to 29.6% in 2000, compared to 29.5% in 1999.


     Miscellaneous revenues increased in 2000 to $11,850,000, a $764,000 increase (6.9%) compared to 1999. Primary reasons were miscellaneous income in 2000 from the following sources (with 2000 amounts in parenthesis): gain on sale/conversion of company-operated stores ($3,185,000), realized gains on sales of marketable securities ($1,395,000), bond discount accretion ($390,000), and money order sales income ($1,586,000), offset in part by unrealized losses on marketable securities ($2,221,000), fuel trading losses ($1,198,000) and losses from an aircraft fuel joint venture ($322,000). Miscellaneous revenues is one area of operations that the Company emphasizes in its efforts to improve profitability.

     Direct store expenses (those costs directly attributable to the operation of retail outlets, such as salaries and other personnel costs, supplies, utilities, rent, property taxes, repairs and maintenance, and commissions paid to the operators of gas-only stores) decreased slightly by $449,000 (0.9%) in 2000, compared to direct store expenses in 1999. This decrease occurred primarily as a consequence of the sale/conversion in 2000 of 34 Company-operated stores to gas-only stores, which required lesser direct store expenses and offset a general rise in labor costs at Company-operated convenience stores.

     General and administrative expenses increased by $1,305,000 (9.1%) in 2000 when compared to 1999. Primary reasons for the increase were an increase in labor costs, additional legal and professional fees, and partially offset by a reduction in bad debt expenses. Bad debt expense was reduced by $691,000 in 2000, compared to 1999, as a result of the Company's victory in litigation to recover certain money order bad debts previously written off in 1998.

     Depreciation and amortization expenses increased by $501,000 (7.5%) in 2000, reflecting depreciation of capital expenditures incurred by the Company in the last few years, primarily related to depreciation of new gasoline pumps and inside equipment at certain Company stores, depreciation of equipment acquired in the acquisition of convenience stores in February 1999, depreciation of buildings obtained under transactions accounted for as capital leases in February 1999, and amortization expense of financing costs incurred in February 1999 and December 1999.

     Interest expense increased by $567,000 (14.2%) in 2000, as compared to 1999, as a result of borrowing under the Company's revolving credit facility during the year. Additional borrowings have been necessitated because the Company prepays certain purchases of motor fuel prior to that fuel being transported in a pipeline from the Texas Gulf Coast to the terminal and because increased motor fuel prices result in higher inventory and trade receivable balances to be financed until they are collected.

     Interest income rose in 2000 by $77,000 (5.6%), compared to 1999, primarily as a result of interest income earned on investments in corporate bonds, money market funds, an investment in a joint venture, which was terminated in early 2001, and other liquid investments during 2000. In 1999 the Company had earned interest income on its note receivable from FFP Partners until it was repaid in October 1999, and in 2000 interest income earned from marketable securities made up for that loss in interest income from the note receivable.

     1999 Compared with 1998
     -----------------------

     The Company incurred a loss before extraordinary items of $566,000 in 1999, and a net loss of $807,000 in 1999, compared to net loss of $463,000 in 1998. Major reasons for the increased 1999 loss were the following: gross margins from motor fuel retail sales decreased by 1.0 cent per gallon (9.4%) in 1999, interest expense increased by $2,128,000 in 1999, and an extraordinary loss of $375,000 ($241,000 after taxes) was incurred in connection with the 1999 refinancing as a result of writing off loan costs and paying prepayment penalties.

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

                                                                Increase
                                                          --------------------
                                       1999      1998      Amount   Percentage
                                    --------   --------   --------- ----------
                                        (In thousands, except percentages)

Motor fuel sales ................   $378,871   $311,526    $ 67,345    21.6%
Merchandise sales ...............    114,422     94,629      19,793    20.9%
Miscellaneous revenues ..........     11,086      9,719       1,367    14.1%
                                    --------   --------    --------    -----
   Total revenues                   $504,379   $415,874    $ 88,505    21.3%
                                    ========   ========    ========    =====

     Retail motor fuel sales increased by 23,463,000 gallons (9.9%) in 1999 over 1998 due to sales from the additional 25 convenience stores acquired in February 1999. In addition, wholesale fuel sales increased by 14,911,000 gallons (15.4%) over the prior year.

     Total motor fuel sales, in dollars, increased by $67,345,000 in 1999 to $378,871,000, a 21.6% improvement compared to $311,526,000 in 1998. The gross margin from motor fuel sales also increased in 1999 to $28,638,000, but only by 6.4% increase compared to the 1998 gross margin of $26,916,000. Gross margins also increased in 1999 as a result of the additional stores acquired in February 1999 and higher fuel prices in 1999. The Company sold more motor fuel volume in 1999, which offset a gross margin per gallon decline. Retail margins showed a
1.0 cent per gallon (9.4%) decrease in 1999 compared to 1998 and was principally attributable to lower margins in the areas served by competing stores and truck stops. Wholesale per gallon margins were the same in 1999 when compared to 1998, while the total wholesale gallons sold increased by 15.4%. For the first time, the Company earned a margin on fuel sold from the terminal, 4.2 cents per gallon margin on 34,473,000 gallons, calculated before reduction for inter-company sales. In addition, the motor fuel mix between retail sales and wholesale sales influenced the decline in per gallon margins. Retail motor fuel sales, which have higher per gallon margins than wholesale, declined from 71.1% of total motor fuel sales in 1998 to 70.1% in 1999.

     A breakdown showing the Company's $64,345,000 increase in fuel sales is shown in the table below:
                                                                Increase
                                                            -------------------
                                        1999        1998     Amount  Percentage
                                      --------    --------  -------- ----------
                                        (In thousands, except percentages)

Retail motor fuel sales -
  Convenience stores ................ $126,207    $107,486   $18,721    17.4%
  Gas-only outlets ..................  108,910      91,681    17,229    18.8%
  Truck stops .......................   40,742      33,793     6,949    20.1%
     Total retail ...................  275,859     232,960    42,899    18.4%
Wholesale motor fuel sales ..........   91,831      77,317    14,514    18.8%
Terminal motor fuel sales ...........    9,909       1,249     8,660   693.4%
Other motor fuel sales ..............    1,272           0     1,272     n/a
                                       -------    --------   -------   ------
  Total motor fuel sales              $378,871    $311,526   $67,345    21.6%
                                      ========    ========   =======   ======

     Merchandise sales improved to $114,442,000 in 1999, a 20.9% increase compared to $94,629,00 in 1998. This $19,793,000 increase resulted principally from a 10-store increase in the average number of convenience stores operated in 1999 (4.8%) and higher cigarettes prices. Average weekly merchandise sales per convenience store increased by 19.0% in 1999 to $10,821 per convenience store. Major categories of merchandise sales in 1999 and 1998 were as follows:

                                                                Increase
                                                           -------------------
                                         1999       1998     Amount  Percentage
                                       -------    -------  --------- ----------
                                        (In thousands, except percentages)


Grocery sales .......................  $46,420    $49,022    ($2,602)   (5.3%)
Deli, fast food, and restaurant sales   12,377      9,413      2,964    31.5%
Soft drinks sales ...................   10,209      6,443      3,766    58.5%
Beer and wine sales .................    6,971      8,305     (1,334)  (16.1%)
Cigarette sales .....................   38,239     21,175     17,064    80.6%
Money order supplies and
     equipment sales ................      125        271       (146)  (53.9%)
Tank monitoring equipment sales .....       81          0         81     n/a
                                       -------    -------    -------   ------
     Total merchandise sales          $114,422    $94,629    $19,793    20.9%
                                      ========    =======    =======   ======

     The Company's gross profit on merchandise sales increased to $33,737,000 in 1999, a $4,290,000 (14.6%) improvement over the 1998 merchandise gross profit of $29,447,000. This increase primarily came from the additional merchandise gross profit realized from the 25 stores acquired in February 1999, offset in part by a decrease in gross margin percentage on merchandise sales to 29.5% in 1999, compared to 31.1% in 1998. This lower merchandise margin percentage is largely attributable to the 80.6% increase in cigarette sales, which provides a lower margin that the other categories in the merchandising mix.

     Miscellaneous revenues increased by 13.3% in 1999 to $11,012,000, representing a $1,293,000 increase as compared to 1998, primarily due to the greater number of stores in operation for the full year. Primary reasons for the increase were miscellaneous income in 1999 from the following sources: realized, unrealized and discount income from trading securities ($232,000), income from beverage agreement ($2,993,000), lottery ticket revenue ($1,926,000), and income from aircraft fuel joint venture ($322,000), offset in part by there being no gain on asset disposition as in the prior year. Miscellaneous revenues is one area of operations that the Company emphasizes in its efforts to improve profitability.

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

     General and administrative expenses decreased by $1,442,000 (9.1%) in 1999 compared to 1998. The primary reason for the decrease was a reduction in bad debt expense because the Company had in 1998 incurred bad debts of $1,500,000 arising out its money order operations. The Company initiated litigation to recover those bad debts and recovered a substantial portion in 2000.

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

Liquidity and Capital Resources
-------------------------------

     The majority of the Company's working capital is provided from three sources: (i) liquid, short-term investments, (ii) cash flows generated from its operating activities, and (ii) borrowings under its revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditures will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     The Company's notes payable at the end of 2000 and 1999 were $39,199,000 and $33,436,000, as summarized in the table below:

Type of Loan             Purpose of Loan                    2000       1999
-------------            ----------------                 ------     ------
                                                             (In thousands)

Store note               Financing of gas only conversion     $33        $40
Sewer financing          Truck stop improvements               61         85
Vendor financing         Accounting software                    5          0
Short term note          Investment in private company        200          0
15-year financing        1997 purchase of 94 stores         8,360      8,826
15-year financing        1999 purchase of 11 stores           909        970
15-year financing        Refinancing of bank debt          22,773     23,515
Bank line of credit      Operations                         6,858          0
                                                          -------    -------
  Total notes payable                                      39,199     33,436
Less: Short term portion                                    1,642      1,231
                                                           ------    --------
Long-term notes payable                                   $37,557    $32,205
                                                          =======    =======

     In June 1998, the Company refinanced its December 1997 purchase of 94 convenience stores. That financing consisted of 44 fully-amortizing loans in the aggregate original principal amount of $9,420,000, an interest rate fixed at 8.66% per annum, maturity dates ranging from 112 to 180 months, and aggregate payments of principal and interest of $101,000 per month.

     In June 1999, the Company refinanced all of its prior bank revolving credit facility and term loan and an equipment financing note. That financing consisted of 49 fully-amortizing loans in the aggregate original principal amount of $23,800,000, an interest rate fixed at 9.9% per annum, maturity date in 180 months, and aggregate payments of principal and interest of $256,000 per month. The Company has utilized the loan proceeds to repay the above described loans and for general corporate purposes.

     In October 1999, FFP Partners repaid all of its indebtedness of $13,249,000 then owed to the Company and the Company, in turn, repaid all of its debt of $2,550,000 to FFP Partners. The Company had incurred that debt in February 1999 to purchase inventory and equipment at 14 stores purchased by FFP Partners and leased to the Company at that time.

     In December 1999, the Company obtained a revolving line of credit from a bank providing for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of marketable securities from time to time in the Company's trading account at a brokerage firm. The net value at the brokerage firm was $2,711,000 at December 31, 2000. On that date, the borrowing base under the revolver was the lesser of (a) 80% of certain of its trade receivables plus 60% of its inventory at the terminal (totaling $13,714,000), or (b) $9,800,000. The amount outstanding under the facility on that date was $6,858,000. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly on amounts borrowed, and matures in December 2002. The loans are subject to a Loan Agreement and a Security Agreement between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous, but typical, restrictive covenants including a financial covenant relating to the maintenance of a specified fixed charge coverage ratio of 1.25 to 1, all as defined in the agreement. The loan is secured by all of the Company's trade accounts receivables and its inventory at the terminal.

     The Company is pursuing in the first quarter of 2001, and has obtained a proposal for, a new revolving credit facility with another bank to provide for borrowings of up to $20,000,000, with the amount available at any time limited to a borrowing base equal to a percentage of its of certain of its trade receivables plus a percentage of its inventory at the terminal. The Company currently anticipates closing this new facility in the second quarter of 2001 and terminating its current revolving credit facility, which could require the payment of prepayment penalties. Under the proposal, the new facility would bear interest at either (a) the lender's floating prime rate plus one-half percentage point, or (b) the floating LIBOR rate plus 325 basis points. The loans would be payable monthly on amounts borrowed and mature in three years. The loans would be subject to loan and security agreements, not yet negotiated, between the lender and two operating subsidiaries of the Company, and be guaranteed by the Company and its other subsidiaries. The agreement will contain numerous, but typical, restrictive covenants including financial covenants not yet negotiated. The loan will be secured by the Company's trade receivables and its inventory at the terminal and its store locations.

     When the Company operated as a publicly traded limited partnership prior to 1998, it made cash distributions to its partners from time to time to provide funds for them to pay income taxes on the Company's income that was allocated to them. With the change in the Company's tax status to a corporation and the corporate emphasis on growth, management does not currently anticipate that any dividends will be paid on the Company's common stock in the foreseeable future.

     The Company's cash balances at year end 2000 were $14,572,000. Cash flows used in operating activities in 2000 were $10,499,000, primarily reflected in the increase in trade receivables, the receipt of interest-bearing notes receivable in connection with the sale/conversion of convenience stores to gas-only stores, and a reduction in accrued expenses. Additional cash is now required to fund increased purchases of inventory for the terminal, often payable in advance of pipeline shipments to the terminal, and trade receivables on wholesale sales, which increased significantly during 2000 as a result of substantially higher motor fuel prices. Increases in trade receivables affect liquidity, even if the transactions giving rise to such receivables are profitable. Net cash flows used in investing activities were $1,667,000 in 2000. The principal component was capital expenditures for store and equipment improvements at Company stores, new gasoline pumps and other equipment, and a pipeline connection at the terminal. Net cash flows provided by financing activities were $5,880,000 in 2000, primarily from borrowings under the Company's revolving credit facility at the end of the year, partially reduced by payments on long-term obligations.

     Subject to obtaining satisfactory deal terms, in 2001 the Company intends to increase significantly the outright sales of its convenience stores and/or the sales of its convenience store to independent operators while retaining a motor fuel concession at those locations. It has identified 75 additional convenience stores that it will attempt to sell/convert to gas-only stores in such a manner. The Company will look for, but may not purchase, additional convenience stores to purchase in 2001 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such acquisitions and dispositions could impact the Company's financial results and liquidity.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at the end of 2000. {See Note 12 to the Consolidated Financial Statements.}

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of 1996 were $7,809,000, compared to money order payables of $18,237,000 at the end of 2000. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. The Company collects money order receipts on a daily basis on sales of money orders made by its own stores and relies on receiving timely payment from its third party money order sales agents. The Company's failure to receive money order payments on a timely basis from its money order agents could negatively impact the Company's liquidity.

     The Company's working capital at the end of 2000 was $17,752,000, compared to $14,397,000 at the end of 1999, an improvement of $3,355,000 (23.3%). In past years, the Company has been able to operate its business with minimal or negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. The need to prepay for pipeline fuel purchases for the terminal does require the Company to maintain greater liquidity than before such pipeline purchases began. The improvement in working capital resulted primarily from an increase in trade receivables, as illustrated in the following table:

                                                         (In thousands)

Additional trade receivables ..................             $ 10,241
Reduced accrued expenses ......................                3,673
Reduced accounts payable ......................                2,031
Reduced cash and cash equivalents .............               (6,296)
Additional money order payables ...............               (5,488)
Other items ...................................                 (806)
                                                            --------
    Total change in working capital                           $3,355
                                                            ========

     The Company believes that the availability of funds from its short-term investments, store operations, its new revolving line of credit (as discussed above), and its traditional use of trade credit will permit operations to be conducted in a customary manner.

Inflation and Seasonality
-------------------------

     The Company believes that inflation can have a material effect on operating results. One example is the upward pressure placed on wages caused by a low unemployment and a robust economy and, for store wages, by the federal minimum wage increases. Increased costs of motor fuel and merchandise can often be quickly reflected in higher prices to customers, but higher prices tend to reduce the demand for products. The Company's cost and prices for motor fuel increased significantly in 2000 as a result of a significant increase in the prices charged for refined fuel products, which in turn was caused by a significant increase in crude oil prices. In addition, the cost of natural gasoline, an additive used in 2000 at the terminal in blending processes has greatly increased such that that particular blending process will most likely not be used at the terminal in 2001. As a result, operations at the terminal could be less profitable in 2001 than in 2000. Management cannot make accurate predictions as to future increases in fuel or merchandise prices or in consumer demand for those products. Significant increases in the retail price of motor fuels tend to reduce fuel demand and the Company's gross profit on fuel sales, reduce merchandise sales as fewer customers stop to purchase motor fuel, result in larger write offs of any bad debts on wholesale motor fuel sales that are not considered collectible, raise the possibility that third party operators of convenience stores and money order sales agents will become more likely to default in paying their obligations to the Company, and raise financing costs to carry accounts receivable and inventories.

     The Company's businesses are normally subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items, such as soft drinks, other beverages, and snack items, during the warmer months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates. The Company was obligated in the amount of $6,858,000 under that facility at the end of 2000. All of the Company's other obligations at the end of 2000 were not subject to interest rate risk because such borrowings contain fixed rate financing. The Company's investments in marketable securities are also subject to risks related to interest rate increases, but the potential affect of such risks cannot be quantified with certainty.

     The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to mitigate that risk is subject to risk because the commodities subject to a futures contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were not significant at the end of 2000 or 1999. {See Note 12 to the Consolidated Financial Statements.}

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements filed herewith begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to the Company's Form 8-K filed on December 29, 1999, which report is hereby incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain portions of the information required to be set forth in this item will be included in a Proxy to be filed by the Company within 120 days of its 2000 fiscal year end regarding its 2001 shareholder meeting. Such information is incorporated herein by this reference.

     The following table sets forth the names, ages, positions, and business experience of the Company's executive officers and directors at the end of 2000:

     Name                 Age               Position
------------------------  --   ------------------------------------------------

John H. Harvison [1] ...  66   Chairman of the Board and Chief Executive Officer
Robert J. Byrnes [1] ...  59   President, Chief Operating Officer, and Director
Craig T. Scott .........  54   Vice President - Finance, General Counsel,
                               Secretary, Treasurer, and Chief Financial Officer
J. D. St. Clair ........  66   Vice President - Fuel Supply and Distribution
                               and Director
Michael Triantafellou ..  47   Vice President - Retail Operations and Director
Joseph F. Leonardo [1,2]  52   Director
Garland R. McDonald ....  63   Director
John D. Harvison .......  44   Director
E. Michael Gregory .....  49   Director

-------------------------------------
[1]  Member of Compensation Committee
[2]  Member of Audit Committee

     John H. Harvison has been Chairman of the Board of the Company and its predecessor since the commencement of the Company's operations in May 1987. Mr. Harvison is a founder and an executive officer of each of the companies from which the Company's initial base of retail outlets was acquired, and has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. Mr. Harvison is also a Trust Manager of FFP Real Estate Trust, the general partner of FFP Partners. He is the father of John D. Harvison, who is also a director of the Company.

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

     Craig T. Scott has served as Vice President - Finance, General Counsel, Secretary, and Treasurer of the Company since October 1998. From 1996 until
1998, Mr. Scott was engaged in the private practice of law in Dallas and McKinney, Texas. From 1991 until 1996, he was employed by Box Energy Corporation as an attorney and Executive Vice President. Mr. Scott previously engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. He was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. Mr. Scott obtained a BBA degree from the University of Texas in 1968, a JD degree from the University of Texas School of Law in 1972, and a LLM degree from Southern Methodist University School of Law in 1980. He is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, and the State Bar of Texas.

     J. D. St. Clair has been Vice President - Fuel Supply and Distribution and a Director of the Company and its predecessor since May 1987. Mr. St. Clair is a founder and an executive officer of several of the companies from which the Company acquired its initial retail outlets. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St. Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962. He is also a Trust Manager of FFP Real Estate Trust, the general partner of FFP Partners.

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

     Joseph F. Leonardo has been a Director of the Company since November 2000. Mr. Leonardo was selected in 1999 as one of the convenience store industry's "30 Most Influential People" by the Convenience Store News magazine. In 1994 he served as Chairman of the National Association of Convenience Stores. Since 1992, Mr. Leonardo has served as President and Chief Executive Officer of Leonardo Management Corporation, a private company providing strategic planning, market positioning, and other sales and marketing consulting services. Mr. Leonardo also operates Convenience Directions, which publishes Info Marketing, a convenience store industry newsletter distributed to 10,000 convenience store executives. He also serves as executive vice president, marketing, for the National Advisory Group, Convenience/Petroleum Marketers Association. Prior to forming Leonardo Management in 1992, Mr. Leonardo had served for over 20 years in various executive positions with several large, well-known convenience store chains. He has also been a Trust Manager of FFP Real Estate Trust since December 1997.

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

     John D. Harvison was elected a Director of the Company's predecessor in April 1995. Mr. Harvison has been Vice President of Dynamic Production, Inc., an independent oil and gas exploration and production company since 1977. He previously served as Operations Manager for Dynamic from 1977 to 1987. He also serves as an officer of various other companies that are affiliated with Dynamic that are involved in real estate management and various other investment activities. Mr. Harvison is the son of John H. Harvison, the Chairman of the Board and Chief Executive Officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required to be set forth in this item will be included in a Proxy to be filed by the Company within 120 days of its 2000 year end regarding its 2001 shareholder meeting. Such information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be set forth in this item will be included in a Proxy to be filed by the Company within 120 days of its 2000 year end regarding its 2001 shareholder meeting. Such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be set forth in this item will be included in a Proxy to be filed by the Company within 120 days of its 2000 year end regarding its 2001 shareholder meeting. Such information is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K

     (a) The Company files the following documents as part of this Annual Report on Form 10-K:

     (1) Financial Statements. The Financial Statements as described in Index to Financial Statements on page F-1 hereof.

     (2) Financial Statement Schedules. No Financial Statement Schedules are included because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits.

           3.1  Articles of Incorporation of FFP Marketing Company, Inc. {1}
           3.2  Bylaws of FFP Marketing Company, Inc. {1}
          10.1  Nonqualified Unit Option Plan of FFP Partners, L.P. {1}
          10.2  Form of Ground Lease with affiliated companies. {1}
          10.3  Form of Building Lease with affiliated companies. {1}
          10.4  Form of Agreement with Product Supply Services, Inc. {1}
          10.5  FFP Marketing Company. Inc. Stock Option Plan. {2}
          21.1  Subsidiaries of the Registrant. {3}
          23.1  Consent of Independent Certified Public Accountants. {3}
          23.2  Independent Auditors' Consent. {3}

---------------
Notes:

{1} Incorporated by reference to the Company's Form 10-K (file number 1-13727) filed with Commission and effective on or about April 13, 1998.

{2} Incorporated by reference to the Company's Form 10-K (file number 1-13727) filed with Commission and effective on or about April 12, 2000.

{3}  Included with filing with Commission on or about April 16, 2001.


     (b) The Company did not file a Form 8-K in 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2001                     FFP MARKETING COMPANY, INC.
                                           (Registrant)

                                            By: /s/ John H. Harvison
                                                ------------------------------
                                                John H. Harvison
                                                Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons sign this Annual Report on behalf of the Registrant in the capacities indicated as of April 16, 2001.

/s/ John H. Harvison               Chairman of the Board of Directors and Chief
--------------------------------   Executive Officer (Principal executive
John H. Harvison                   officer)

/s/ Robert J. Byrnes               President, Chief Operating Officer, and
--------------------------------   Director (Principal operating officer)
Robert J. Byrnes

/s/ Craig T. Scott                 Vice President-Finance, Secretary, Treasurer,
--------------------------------   and General Counsel (Principal financial and
Craig T. Scott                     accounting officer)

/s/ J.D. St. Clair                 Director
-------------------------------
J. D. St. Clair

/s/ Michael Triantafellou          Director
-------------------------------
Michael Triantafellou

/s/ Joseph F. Leonardo             Director
-------------------------------
Joseph F. Leonardo

/s/ Garland R. McDonald            Director
-------------------------------
Garland R. McDonald

/s/ John D. Harvison               Director
------------------------------
John D. Harvison

/s/ E. Michael Gregory             Director
------------------------------
E. Michael Gregory

ITEM 8.  INDEX TO FINANCIAL STATEMENTS.

                                                                      Page
                                                                     Number
                                                                     ------

Report of Independent Certified Public Accountants .............       F-2

Independent Auditors' Report ...................................       F-3

Consolidated Balance Sheets as of December 31, 2000
   and December 26, 1999 .......................................       F-4

Consolidated Statements of Operations for the Years
   Ended December 31, 2000, December 26, 1999, and
   December 27, 1998 ...........................................       F-5

Consolidated Statements of Stockholders' Equity for
   the Years Ended December 31, 2000, December 26, 1999,
   and December 27, 1998 .......................................       F-6

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, December 26, 1999, and December 27, 1998        F-7

Notes to Consolidated Financial Statements .....................       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders of
FFP Marketing Company, Inc.:

     We have audited the accompanying consolidated balance sheets of FFP Marketing Company, Inc. (successor in interest to FFP Partners, L.P., a Delaware limited partnership) and its subsidiaries as of December 31, 2000, and December 26, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FFP Marketing Company, Inc. and its subsidiaries as of December 31, 2000, and December 26, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                         GRANT THORNTON LLP



Dallas, Texas
April 5, 2001

                          INDEPENDENT AUDITORS' REPORT





The Stockholders of
FFP Marketing Company, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of FFP Marketing Company, Inc. (successor in interest to FFP Partners, L.P., a Delaware limited partnership) and its subsidiaries for the year ended December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in teh United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FFP Marketing Company, Inc. and its subsidiaries for the year ended December 27, 1998, in conformity with accounting principles generally accepted in the United States of America.



                                         KPMG LLP



Fort Worth, Texas
March 30, 1999, except as
to the final paragraph of
Note 6, which is as
April 12, 1999

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
      CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000, AND DECEMBER 26, 1999
                    (In thousands, except share information)


                                                        2000          1999
                                                      -------       -------
                      ASSETS

Current assets -
   Cash and cash equivalents                          $14,572       $20,868
   Marketable securities                                3,084         3,355
   Trade receivables, less allowance for
      doubtful accounts of $913 and $976
      in 2000 and 1999, respectively                   28,671        18,430
   Inventories                                         24,502        23,825
   Notes receivable, current portion                    1,391         1,003
   Notes receivable from affiliates                       770           878
   Deferred tax asset                                   1,181           143
   Prepaid expenses and other current assets              676         2,093
                                                     --------      --------
      Total current assets                             74,847        70,595
Property and equipment, net                            38,074        40,072
Notes receivable, excluding current portion             3,620         1,059
Other assets, net                                       8,320         6,680
                                                     --------      --------
      Total assets                                   $124,861      $118,406
                                                     ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Current portion of long-term debt                  $1,642        $1,231
   Current portion of obligations under
      capital leases                                     437           250
   Accounts payable                                   21,190        23,221
   Money orders payable                               18,237        12,749
   Accrued expenses                                   14,182        17,855
   Due to affiliate                                    1,407           892
                                                      ------       -------
      Total current liabilities                       57,095        56,198
Long-term debt, excluding current portion             37,557        32,205
Obligations under capital leases, excluding
   current portion                                     4,042         4,627
Deferred income taxes                                  3,367         2,365
Other liabilities                                      2,081         2,046
                                                     -------      --------
      Total liabilities                              104,142        97,441
Commitments and contingencies                              -             -
Stockholders' equity -
   Preferred stock ($0.01 par value; 1,000,000
      shares authorized; no shares issued and
      outstanding)                                         0             0
   Common stock ($0.01 par value; 9,000,000
      shares authorized; 3,818,747 shares
      issued and outstanding in 2000 and 1999)        22,235        22,235
   Accumulated deficit                                  (547)       (1,270)
   Accumulated other comprehensive loss                 (969)            0
                                                     --------     --------
      Total stockholders' equity                      20,719        20,965
                                                     --------     --------
      Total liabilities and stockholders' equity     $124,861     $118,406
                                                     ========     ========




          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
                  (In thousands, except per share information)


                                             2000           1999          1998
                                          --------       --------      --------
Revenues -
   Motor fuel                             $564,634       $378,945      $311,526
   Merchandise                             111,909        114,422        94,629
   Miscellaneous                            11,850         11,012         9,719
                                          --------       --------      --------
      Total revenues                       688,393        504,379       415,874
Costs and expenses -
   Cost of motor fuel                      532,364        350,233       284,610
   Cost of merchandise                      78,746         80,685        65,182
   Direct store expenses                    50,075         50,524        44,154
   General and administrative expenses      15,694         14,389        15,831
   Depreciation and amortization             7,225          6,724         5,636
                                          --------       --------      --------
      Total costs and expenses             684,104        502,555       415,413
                                          --------       --------      --------
Operating income                             4,289          1,824           461
   Interest income                           1,453          1,376           693
   Interest expense                          4,556          3,989         1,861
                                          --------       --------      --------
Income (loss) before income taxes
   and extraordinary items                   1,186          (789)         (707)
   Income tax expense (benefit)                463          (223)         (244)
                                          --------       -------       -------
Income (loss) before extraordinary items       723          (566)         (463)
Extraordinary loss (net of applicable
   income tax benefit of $134 in 1999)           0            241             0
                                          --------       --------      --------
Net income (loss)                             $723         $(807)        $(463)
                                          ========       ========      ========

Income (loss) before extraordinary items, per share -

   Basic                                     $0.19        $(0.15)       $(0.12)
   Diluted                                    0.19         (0.15)        (0.12)

Net income (loss) per share -

   Basic                                     $0.19        $(0.21)       $(0.12)
   Diluted                                    0.19         (0.21)        (0.12)

Weighted average number of common shares outstanding -

   Basic                                     3,819          3,819         3,784
   Diluted                                   3,879          3,819         3,784






          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
                                 (In thousands)

                                                                Accumu-
                                                              lated Other
                                           Accumu-   Joint      Compre-
                                 Common    lated     Debt      hensive
                                 Stock    Deficit Obligations    Loss    Total
                                -------   ------- ----------- ---------- -----

Balance, December 28, 1997      $22,202       $0  $(15,938)      $0     $6,264
Net loss                              0     (463)        0        0       (463)
Distribution of amount
   owed for prior year              (70)       0         0        0        (70)
Increase in equity resulting
   from restructuring joint
   debt obligations with
   predecessor                        0        0    15,938        0     15,938
Exercise of stock options           103        0         0        0        103
                                -------   ------    ------    -----    -------
Balance, December 27, 1998       22,235     (463)        0        0     21,772
Net loss                              0     (807)        0        0       (807)
Balance, December 26, 1999       22,235   (1,270)        0        0     20,965
                                -------   ------    ------    -----     ------
Net income                            0      723         0        0        723
Unrealized loss on available-
   for-sale securities, net
   of tax                             0        0         0     (969)      (969)
                                                                       -------
    Comprehensive loss                                                    (246)
                                -------   ------    ------    -----    -------
Balance, December 31, 2000      $22,235    $(547)       $0    $(969)   $20,719
                                =======   ======    ======    =====    =======




          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
                 (In thousands, except supplemental information)

                                                       2000     1999      1998
                                                    --------  -------  --------
Cash Flows from Operating Activities -
   Net income (loss) ..............................    $ 723    $(807)    $(463)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities -
      Depreciation and amortization ...............    7,225    6,724     5,636
      Provision for doubtful accounts .............      413      651     1,916
      Deferred income tax expense (benefit) .......      463     (357)     (310)
      (Gain) loss on sale of property and equipment     (250)     307        96
      (Gain) on sale/conversion of convenience store
      operations ..................................   (2,851)     (38)     (445)
      Changes in operating assets and liabilities -
         (Increase) in trading securities..........   (2,036)  (3,355)        0
         (Increase) in trade receivables ..........  (10,659)  (7,180)   (5,255)
         (Increase) decrease in inventories .......   (2,149)  (8,386)      381
         (Increase) in prepaid expenses and other
             current assets .......................   (1,064)  (2,224)     (679)
         Increase (decrease) in accounts payable ..   (2,031)   6,967       935
         Increase (decrease) in money orders payable   5,488   (2,441)    3,891
         Increase (decrease) in accrued expenses
             and other liabilities ................   (3,771)   2,726     4,686
                                                    --------  -------  --------
Net cash provided by (used in) operating activities  (10,499)  (7,413)   10,389
                                                    --------  -------  --------

Cash Flows from Investing Activities -
   Proceeds from sale of marketable securities ....   1,453         0         0
   Purchase of available-for-sale securities ......    (538)        0         0
   Purchases of property and equipment ............  (5,162)  (13,032)   (6,787)
   Proceeds from sale of property and equipment ...     953       129        82
   Proceeds from sale/conversion of convenience
      store operations ............................   1,160         0         0
   Decrease (increase) in notes receivable
      from affiliates .............................     108    14,103   (14,555)
   Decrease in notes receivable ...................     349        75        12
                                                    -------   -------  --------
Net cash provided by (used in) investing activities  (1,677)    1,275   (21,248)
                                                    -------   -------  --------

Cash Flows from Financing Activities -
   Proceeds from long-term debt ................... 102,337   490,771   589,841
   Principal payments on long-term debt ........... (96,574) (477,715) (576,196)
   Borrowings under capital lease obligations .....       0     3,985       311
   Principal payments on capital lease obligations     (398)     (464)   (2,982)
   Borrowings from affiliate ......................     515       892         0
   Proceeds from exercise of stock or unit options        0         0       103
   Distributions ..................................       0         0       (70)
                                                    -------   -------  --------
Net cash provided by financing activities .........   5,880    17,469    11,007
                                                    -------   -------  --------

Net increase (decrease) in cash and cash equivalents (6,296)   11,331       148
Cash and cash equivalents at beginning of year ....  20,868     9,537     9,389
                                                    -------   -------  --------
Cash and cash equivalents at end of year .......... $14,572   $20,868    $9,537
                                                    =======   =======  ========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest ............................ $4,556     $3,884    $1,862
Cash paid for estimated Federal income taxes ......      0          0       125


Supplemental Schedule of Noncash Investing and Financing Activities:
-------------------------------------------------------------------

     In conjunction with the December 1997 organizational restructuring of FFP Partners, L.P. that included the formation of the Company (see Note 1), the Company recorded a non-cash reduction in stockholders' equity of $15,938,000 related to debt for which the Company and FFP Partners were jointly liable. The Company restructured that debt in June 1998 and at that time reversed the 1997 stockholders' equity reduction of $15,938,000.


          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998

1.  Basis of Presentation

     FFP Marketing Company, Inc., a Texas corporation (the "Company"), was formed immediately prior to the December 1997 restructuring of FFP Partners, L.P., a Delaware limited partnership ("FFP Partners"). In that restructuring, FFP Partners transferred all of its assets and businesses to the Company, except that FFP Partners retained the real estate previously used in its retail operations. Unless the context requires otherwise, references in these consolidated financial statements to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners. The net book value of real estate assets and liabilities retained by FFP Partners was reflected at that time as a distribution to FFP Partners in the Company's consolidated statements of stockholders' equity. Accordingly, no gain or loss was recognized as a result of the restructuring. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications for prior years have been made to conform to the current year presentation.

     In the 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners.

     The Company conducts its operations through the following subsidiaries:

 Entity Name and Type              Date Formed        Principal Activity
-------------------------------   --------------   --------------------------

FFP Operating Partners, L.P.,     December 1986    Operation of convenience
a Delaware limited partnership                     stores and other retail
                                                   outlets

Direct Fuels, L.P.,               December 1988    Operation of fuel terminal
a Texas limited partnership                        and wholesale fuel sales

FFP Financial Services, L.P.,     September 1990   Sale of money order
a Delaware limited partnership                     services and supplies

Practical Tank Management, Inc.,  September 1993   Underground storage tank
a Texas corporation                                monitoring

FFP Transportation, L.L.C.,       September 1994   Ownership of tank trailers
a Texas limited liability company                  and other transportation
                                                   equipment

FFP Money Order Company, Inc.,    December 1996    Sale of money orders through
a Nevada corporation                               agents

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at 428 convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations") (see Note 17).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.


2.  Significant Accounting Policies

Fiscal Years
------------

     The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year that ends on the last Sunday of December. Accordingly, fiscal year ended December 31, 2000, contained 53 weeks; while each of the fiscal years ended December 26, 1999, and December 27, 1998, consisted of 52 weeks. Year-end data in these notes is as of the respective dates above.

Cash and Cash Equivalents
-------------------------

     Cash equivalents consist of highly liquid investments with maturity dates at date of purchase of three months or less. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

Notes Receivable
----------------

     The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At year end 2000 and 1999, no notes receivable were determined to be impaired.

Inventories
-----------

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

Property and Equipment
----------------------

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


Investments in Joint Ventures and Other Entities
------------------------------------------------

     Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method and are included in other assets, on a net basis, in the accompanying consolidated balance sheets.

Intangible Assets
-----------------

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

     Goodwill of $1,445,000 at year end 2000 and at year end 1999 is being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved.

Freight Charges and Costs
-------------------------

     The Company classifies all amounts billed to its wholesale motor fuel customers for freight charges as motor fuel revenue and includes all related freight costs in costs of motor fuel sold.

Sales of Convenience Store Operations
-------------------------------------

     In 2000 and in past years the Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 12.5%. Summary information about these sales is as follows:

                                                                Gains
                                                        -----------------------
                  Number    Cash       Notes     Total                Deferred
                   Sold   Proceeds  Receivable Proceeds Recognized (at year-end)
                  ------  --------  ---------- -------- ---------- ------------
                                (In thousands, except number sold)

2000 .........      34      $1,160     $3,298    $4,458     $2,851       $135
1999 .........       3          31        110       141         38         42
1998 .........       9         312        683       995        445        265

     Gains on sales which meet specified criteria, including receipt of a significant cash down payment and projected cash flow from store operations sufficient to adequately service the debt, are recognized upon closing of the sale. Gains from sales that do not meet the specified criteria are recognized under the installment method as cash payments are received. Gains being recognized under the installment method are evaluated periodically to determine if full recognition of the gain is appropriate.

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

     In addition, the Company sold certain stores to third parties outright. Summary information about those sales is as follows:

                                                                Gains
                                                        -----------------------
                  Number    Cash       Notes     Total                Deferred
                   Sold   Proceeds  Receivable Proceeds Recognized (at year-end)
                  ------  --------  ---------- -------- ---------- ------------
                                (In thousands, except number sold)

2000 .........       2        $332       $472      $804       $194         $0
1999 .........       0           0          0         0          0          0
1998 .........       0           0          0         0          0          0


Environmental Costs
-------------------

     Environmental remediation costs are expensed; related environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of existing assets are capitalized. Liabilities for environmental remediation costs are recorded when environmental assessment or remediation is probable and the amounts can be reasonably estimated. Environmental liabilities are evaluated independently from potential claims for recovery. Accordingly, the gross estimated liabilities and estimated claims for reimbursement have been presented separately in the accompanying consolidated balance sheets (see Note
14b).

Motor Fuel Taxes
----------------

     Motor fuel revenues and related motor fuel costs include federal and state excise taxes of $145,980,000, $139,711,000, and $116,880,000 in 2000, 1999, and
1998, respectively.

Exchanges
---------

     The Company uses the exchange method of accounting for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (see Note 12) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due from others at year end 2000 were $200,000, while exchanges balances due to others at year end 1999 were $311,000.

Income Taxes
------------

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

Fair Value of Financial Instruments
-----------------------------------

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

     The carrying amount of long-term debt at year end 2000 and 1999 was $39,199,000 and $33,436,000, respectively. The fair value of such debt at year end 2000 and 1999 was approximately $41,541,000 and $32,808,000, respectively, based on the Company's current borrowing rate for debt with similar maturities.

Income (Loss) per Share
-----------------------

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. At each of year end 2000, 1999 and 1998, outstanding options to acquire 75,000, 231,667, and 231,667 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. (See Note 10.) A reconciliation of the denominators of the basic and diluted net income (loss) per share computations for 2000, 1999, and 1998 follows:

                                                      2000    1999     1998
                                                     -----    -----    -----
                                                          (In thousands)

Weighted average number of common
  shares outstanding ........................        3,819    3,819    3,784
Effect of dilutive options ..................           60        0        0
                                                     -----    -----    -----
Weighted average number of common
  shares outstanding, assuming dilution              3,879    3,819    3,784
                                                     =====    =====    =====

Employee Benefit Plan
---------------------

     The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 2000, 1999, or 1998.


Stock Option Plans
------------------

     The Company accounts for its outstanding stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant of the option exceeds the exercise price of the option. In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected the second alternative (see Note 10).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

     SFAS No. 121,  "Accounting  for the  Impairment  of  Long-Lived  Assets and
Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated future net cash flows from those assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition
-------------------

     The Company recognizes revenue related to motor fuel and merchandise sales at the time of the sale.

Derivative Instruments and Hedging Activities
---------------------------------------------

     FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. As amended, this statement is effective for fiscal years beginning after June 30, 2000. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. The Company has adopted this statement and believes that it has no material impact on its financial condition or results of operation.


3.  Investments in Marketable Securities


     Through September 24, 2000, the Company classified all of its investments in marketable securities as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. Effective September 24, 2000, the Company changed its intention in holding its marketable securities to a longer term outlook. Accordingly, beginning September 25, 2000, the Company classified all of its marketable securities as "available-for-sale" securities. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive income or loss" as a separate component of the stockholders' equity accounts of the Company, instead of in earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.


     Dividend and interest income from trading securities and from available-for-sale securities, including the amortization of premium or accretion of discount arising at acquisition, unrealized gains and losses from trading securities, and realized gains and losses from trading securities and available-for-sale securities were included in earnings in 2000 and 1999 in the following amounts:

                                                             2000       1999
                                                           ------     ------
                                                            (In thousands)

Dividend and interest income from
   marketable securities, net ........................       $891        $58
Net unrealized gains (losses) from trading securities.     (2,221)       133
Net realized gains from trading and
   available-for-sale securities......................      1,395         79
                                                           ------     ------
  Totals                                                      $65       $270
                                                           ======     ======

4. Property and Equipment

     Property and equipment consists of the following:
                                                             2000       1999
                                                           ------     ------
                                                            (In thousands)

Land .................................................     $1,968     $1,655
Buildings and leasehold improvements .................     15,683     15,013
Machinery and equipment ..............................     65,593     62,515
Construction in progress .............................          4        123
                                                          -------    -------
                                                           83,248     79,306
Accumulated depreciation and amortization ............    (45,174)   (39,234)
                                                          -------    -------
    Total property and equipment, net                     $38,074    $40,072
                                                          =======    =======

5.  Other Assets


     Other assets consist of the following:

                                                             2000       1999
                                                           ------     ------
                                                            (In thousands)

Intangible Assets (Note 2)
   Ground leases ....................................      $1,093     $1,093
   Goodwill .........................................       1,445      1,445
   Deferred investments .............................       3,281      2,689
   Capitalized research and development costs .......       1,146      1,138
   Franchise fees ...................................          21         21
                                                           ------     ------
                                                            6,986      6,386
   Accumulated amortization .........................      (4,348)    (3,857)
      Total intangible assets, net ..................       2,638      2,529
Environmental remediation reimbursement claims ......       1,750      1,283
Investments in joint ventures and other entities ....       2,306        990
Other ...............................................       1,626      1,878
                                                           ------     ------
  Total other assets                                       $8,320     $6,680
                                                           ======     ======

6.  Notes Payable and Long-Term Debt


     In June 1998 the Company closed 44 loans in the original principal amount of $9,420,000 and secured by the Company's assets at 44 of 94 convenience stores acquired in December 1997. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At year end 2000 and 1999, $8,359,000 and $8,825,000, respectively, remained outstanding on these loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At year end 2000 and 1999, $908,000 and $970,000, respectively, remained outstanding on these loans.

     The land and building at the remaining 14 of those 25 stores were purchased on the same date by FFP Partners and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases negotiated between FFP Partners and the Company require a total monthly rent payment of $99,000 with a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. The amount of rent allocated to the capital lease obligation for the buildings in the original amount of $3,932,000 results in an implicit rate of approximately 20%. As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness in the original amount of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At year end 2000 and 1999, the outstanding amounts on loans of FFP Partners guaranteed by the Company were $9,000,000 and $9,327,000, respectively. The Company's scheduled real estate lease payments to FFP Partners equal or exceed the debt service costs of FFP Partners during the term of the leases.

     In February 1999 the Company also purchased inventory and equipment from FFP Partners at those 14 fee locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. The Company repaid this note in full in October 1999.

     In June 1999 the Company refinanced its previous long-term revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the original principal amount of $23,800,000. With the net loan proceeds the Company repaid debts aggregating $19,988,000 and incurred an extraordinary loss of $375,000 ($0.10 per share), before applicable income tax benefit, as a result of prepayment penalties and the write off of previously unamortized loan fees. This long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. This loan is secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At year end 2000 and 1999, $22,773,000 and $23,515,000, respectively, remained outstanding on these loans.

     In December 1999 the Company closed a revolving credit facility with a third party lender providing for borrowings up to $10,000,000. The amount available at any time under the loan is equal to a borrowing base of 80% of certain trade receivables plus 60% of the Company's inventory at its terminal facility; provided, however, that any draw which would cause outstanding borrowings under the facility to exceed $5,000,000 is limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. At year end 2000 and 1999, the Company's borrowing base was $9,800,000. The net value of marketable securities at that brokerage firm was $2,711,000 and $5,181,000 at year end 2000 and 1999, respectively. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly, and matures in December 2002. At year end 2000 and 1999, $6,858,000 and $0, respectively, were outstanding under the revolving line of credit. The loan is subject to a Loan Agreement and a Security Agreement dated in December 1999 between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous restrictive covenants including, but not limited to, a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1. Loans under the agreement are secured by all of the Company's trade accounts receivable and its inventories at the terminal.

     The amount of long-term debt payments for the next five years is as follows:

                                                     (in thousands)

     2001 .......................................        $1,642
     2002 .......................................         8,437
     2003 .......................................         1,709
     2004 .......................................         1,868
     2005 .......................................         2,049
     Thereafter .................................        23,494
                                                        -------
                                                        $39,199
                                                        =======

     In June 1999 the Company repaid an equipment loan in full that had an outstanding balance of at year end 1998 of $1,850,000. The equipment loan had refinanced a prior capital lease obligation, bore interest at 8.93% per annum, and matured in April 2003. The debt required monthly principal and interest payments of $43,000 and was secured by certain equipment.

     In July 1999 the Company repaid its prior bank revolving credit line that provided for borrowings up to $15,000,000, with the amount available at any time limited to a borrowing base equal to 85% of the Company's trade receivables plus 50% of the Company's inventories. On December 27, 1998, the Company's borrowing base was $12,383,000. The revolving credit facility and a term loan in the original principal amount of $8,000,000 executed in October 1997 both bore interest at the lender's prime rate, payable monthly. The term loan required monthly principal payments of $95,000; and both loans matured in November 2000. At December 27, 1998, the total amount outstanding under the revolving line was $2,407,000, and the term loan had an outstanding balance of $6,762,000. The loans were subject to a Loan and Security Agreement dated in October 1997, and amended as of June 1998, between the lender, the Company and two subsidiaries of the Company. The agreement contained numerous restrictive covenants including, but not limited to, financial covenants relating to the maintenance of a specified minimum tangible net worth, a maximum debt to tangible net worth ratio, and a minimum cash flow coverage ratio, all as defined in the agreement. At year end 1998, the Company was not in compliance with certain requirements under the loan agreement for the principal reason that the assets and operations of FFP Partners are no longer included in the financial covenant calculations. The lender waived declaring a default due to such noncompliance and amended the applicable restrictive covenants to place the Company in compliance subsequent to December 27, 1998. The loans under the agreement were secured by the Company's trade accounts receivable, its inventories and equipment not otherwise encumbered, a negative pledge of its other assets, and a collateral assignment of the Company's note receivable and deed of trust lien against the real properties of FFP Partners. The Company repaid this loan in full in July 1999.


7.  Capital Leases

     The Company is obligated under noncancelable capital leases for computers and convenience store equipment that began to expire in 2000. The Company also leased buildings in February 1999 at 14 convenience stores that are classified for accounting purposes as capitalized leases. Assets under capital lease are capitalized at the present value of the minimum future lease payments. The building capital lease obligations had an initial obligation of $3,932,000 in February 1999, which had been reduced to $3,845,000 and $3,897,000 at year end 2000 and 1999, respectively. The gross amount of the assets covered by capital leases and included in property and equipment in the accompanying consolidated balance sheets is as follows:

                                                             2000       1999
                                                           ------     ------
                                                            (In thousands)

Buildings ..........................................       $3,932     $3,932
Fixtures and equipment .............................        1,555      1,980
   Less: Accumulated depreciation and amortization .       (1,106)      (815)
                                                           ------     ------
Totals                                                     $4,381     $5,097
                                                           ======     ======

     Depreciation and amortization expense in the accompanying consolidated statements of operations includes the amortization of assets held under capital leases. The following table shows future minimum lease payments under the noncancelable capital leases for years subsequent to 2000:

                                                                (In thousands)

 2001 ............................................                   $1,269
 2002 ............................................                    1,083
 2003 ............................................                      885
 2004 ............................................                      853
 2005 ............................................                      853
 Thereafter ......................................                    6,966
                                                                     ------
 Total minimum lease payments ....................                   11,909
   Amount representing interest ..................                   (7,430)
 Present value of future minimum lease payments ..                    4,479
   Current installments ..........................                     (437)
                                                                     ------
 Obligations under capital leases, excluding current installments    $4,042
                                                                     ======

8.  Operating Leases

     The Company operates all of its convenience stores and truck stops under long-term operating leases, except for the buildings at the 14 convenience stores classified as capital leases (see Note 7). The Company leases a significant portion of these properties from related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. During 1999 the Company extended the lease term of 63 properties leased from FFP Partners to 20 years. Minimum future rental payments (including bargain renewal periods) for all operating leases, and anticipated sublease receipts under leases that cover future periods, for years after 2000 are as follows:

                                              Future Rental Payments
                                      -------------------------------   Future
                                       Related                         Sublease
                                       Parties     Others       Total  Receipts
                                      -------     -------     -------  --------
                                                    (In thousands)

 2001 .............................   $ 3,114     $ 2,862     $ 5,976    $1,128
 2002 .............................     2,614       2,661       5,275       900
 2003 .............................     2,614       2,602       5,216       711
 2004 .............................     2,564       2,484       5,048       468
 2005 .............................     2,528       2,321       4,849       157
 Thereafter .......................    27,070      17,604      44,674       118
                                       ------      ------     -------    ------
                                      $40,504     $30,534     $71,038    $3,482
                                      =======     =======     =======    ======


     Total rental expense and sublease income in 2000, 1999, and 1998 were as follows:

                                              Rent Expense
                                      -------------------------------
                                       Related                         Sublease
                                       Parties     Others       Total   Income
                                      -------     -------     -------  --------
                                                    (In thousands)

 2000 .............................    $3,758      $3,261      $7,019    $2,358
 1999 .............................     3,745       3,247       6,992     1,683
 1998 .............................     3,566       3,231       6,797     1,521

9.  Accrued Expenses

     Accrued expenses in at year end 2000 and 1999 consist of the following:

                                                             2000       1999
                                                           ------     ------
                                                            (In thousands)

Motor fuel taxes payable ............                      $7,503    $12,502
Accrued payroll and related expenses.                       1,351      1,704
Other accrued expenses ..............                       5,328      3,649
                                                           ------     ------
  Totals                                                  $14,182    $17,855
                                                          =======    =======

10.  Stock Option Plan and Nonqualified Unit Option Plan

     The Company's Board of Directors adopted a Stock Option Plan in August 1999 to provide an incentive for its employees to remain in the service of the Company and to encourage them to apply their best efforts for the benefit of the Company. This plan was approved by a majority of the Company's shareholders at a meeting held on August 2000.

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

     The exercise price of each option granted under the unit option plans was determined by FFP Partners but could not be less than the fair market value of the underlying units on the date of grant. All options to acquire Class A Units of FFP Partners under those unit option plans that were outstanding at the completion of the December 1997 restructuring were divided into separate options to purchase Class A Units of FFP Partners and a like number of the Company's common shares. The exercise price for the then existing FFP Partners unit options was allocated among the two new options in proportion to the closing prices on the American Stock Exchange of FFP Partners Class A Units and the Company's common shares. The original and adjusted exercise prices of the options outstanding at year end 2000 under the Non-Qualified Plans ("NQ") and the Stock Option Plan ("ISO") are as follows:

                                  Original    Adjusted
     Issue                        Exercise    Exercise    Options     Options
     Date               Type       Price       Price    Outstanding Exercisable
--------------          ----     -------      -------   ----------- -----------

November 1992 ...        NQ      $3.7500      $2.5388     135,333     135,333
April 1995 ......        NQ       4.3130       4.0620      25,000      25,000
September 1995 ..        NQ       6.0000       4.7390      25,000      25,000
February 1997 ...        NQ       7.0000       2.9196      13,334      13,334
August 1999   ...       ISO       2.9380       2.9380      30,000      10,000
November 2000 ...       ISO       3.6250       3.6250      25,000           0
                                                          -------     -------
                                                          253,667     208,667

     All outstanding options at year end 2000 are exercisable with respect to one-third of the shares covered thereby on each of the anniversary dates of their respective grants and will expire 10 years from the date of grant. Upon a change in control of the Company, any unexercisable options will become immediately exercisable.

     A summary of activity under the stock option plan and the unit option plans for 2000, 1999, and 1998 follows:

                                                                       Weighted
                                                  Class A    Exercise   Average
                                                  Units or    Price    Exercise
                                                  Shares      Range      Price
                                                 -------    --------   --------

Options outstanding, December 28, 1997.....      241,999  $3.75 - $7.00   $4.37
Options granted during year ...............      30,000      $4.50       $4.50
Options expired or terminated during year..      (1,000)     $2.54       $2.54
Options exercised during year .............     (39,332) $2.54 - $2.92   $2.62
                                                -------  -------------  ------
Options outstanding, December 27, 1998 ....     231,667  $2.54 - $4.74   $3.22

Options granted during year ...............      30,000      $2.94       $2.94
Options expired or terminated during year..     (30,000)     $4.50       $4.50
                                                -------  -------------  ------
Options outstanding, December 26, 1999.....     231,667  $2.54 - $4.74   $3.01

Options granted during year ...............      25,000      $3.63       $3.63
Options expired or terminated during year..      (3,000)     $2.54       $2.54
                                                -------  -------------  ------
Options outstanding, December 31, 2000          253,667  $2.54 - $4.74   $3.08
                                                =======  =============  ======


Options exercisable, December 31, 2000           208,667  $2.54 - $4.74   $3.03
                                                 =======  =============  ======

     All outstanding options at year end 2000 were originally issued with a 10-year life and have a weighted-average remaining contractual life of 4.2 years.

     The per share weighted-average fair value of options granted in 2000, 1999, and 1998, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                             Underlying Assumptions
                               ------------------------------------------------
                                             Risk-Free                 Expected
    Year         Estimated     Dividend      Interest     Expected       Option
  Granted       Fair Value      Yield          Rate      Volatility       Life
-------------   ----------     --------     ---------    ----------     -------

2000 ........     $2.37         0.0%          5.88%          60%        7 years
1999 ........      1.84         0.0%          6.47%          53%        7 years
1998 ........      3.82         0.0%          6.00%          68%        7 years


     The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation expense under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                               2000        1999        1998
                                              ------      ------      ------
                                               (In thousands, except per
                                             share or per unit information)

Net income (loss) -
   As reported ..........................      $723       $(807)       $(463)
   Pro forma ............................       696        (851)        (510)
Net income (loss) per share -
   As reported -
      Basic .............................     $0.19      $(0.21)      $(0.12)
      Diluted ...........................      0.19       (0.21)       (0.12)
   Pro forma -
      Basic .............................     $0.18      $(0.22)      $(0.13)
      Diluted ...........................      0.18       (0.22)       (0.13)


     Pro forma net income (loss) reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost for options granted prior to 1995 is not considered.


11.  Income Taxes

     At year end 2000, the Company had a net operating loss carryforward for income tax purposes of $6,900,000. If not utilized, the tax loss carryforward will expire in 2018, 2019 and 2020.

     The Company's income tax expense (benefit) for 2000, 1999, and 1998 consists of the following:

                                                   2000        1999       1998
                                                 -------     ------     -------
                                                       (In thousands)

Current federal income tax expense .....             $0         $0          $0
Current state income tax expense .......              0          0          66
Current income tax expense .............              0          0          66
Deferred income tax expense (benefit) ..            463       (357)       (310)
                                                  -----      -----      ------
Income tax expense (benefit) ...........           $463      $(357)      $(244)
                                                  =====      =====      ======

     The Company's income tax expense (benefit) is different from the amount computed by applying the federal income tax rate of 34% to the Company's income or loss before income taxes for 2000, 1999 and 1998. The reasons for the difference are illustrated in the following table:

                                                   2000        1999       1998
                                                 -------     ------     -------
                                                       (In thousands)

Income tax expense (benefit) at statutory rate.    $403      $(395)      $(240)
State income tax, net of federal benefit ......       0          0          44
Amortization of goodwill ......................      25         25          25
Meals and entertainment .......................      25          8          22
State tax rate change at beginning of year ....       0          0         (66)
Other, net ....................................      10          5         (29)
                                                 ------      -----      -------
Total income tax expense (benefit)                 $463      $(357)      $(244)
                                                 ======      ======     ======

Effective tax rate                                39.0%       30.7%      34.5%
                                                 =====       =====       ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at year end 2000 and 1999 are presented below.

                                                                2000      1999
                                                              ------     -----
                                                                (In thousands)

Deferred tax assets:
  Accounts receivable, principally due to allowance
     for doubtful accounts ...............................    $  310     $  332
  Accrued expenses, principally due to accruals
     for financial reporting purposes ....................       266        208
  Unrealized loss on trading securities ..................       698          0
  Unrealized loss on available-for-sale securities .......       490          0
  Net operating loss carryforward ........................     2,367      2,428
  Other, net .............................................        62        284
                                                               -----     ------
    Total deferred tax assets ............................     4,193      3,252

Deferred tax liabilities:
   Property and equipment, principally due to basis
      differences and differences in depreciation ........    (4,877)    (4,553)
   Notes receivable, principally due to basis differences.    (1,364)      (489)
   Other, net ............................................      (138)      (432)
                                                              -------    ------
  Total deferred tax liabilities .........................    (6,379)    (5,474)
                                                              ------     ------

Total deferred tax liabilities, net ......................    (2,186)    (2,222)
   Less: deferred tax asset, current portion .............     1,181        143
                                                              ------     ------

Deferred income tax liabilities, net                         $(3,367)   $(2,365)
                                                             =======    =======

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


12.  Futures and Forward Contracts

     The Company is party to commodity futures contracts with off-balance sheet risk. Changes in the market value of open futures contracts are recognized as gains or losses in the period of change. These investments involve the risk of dealing with others and their ability to meet the terms of the contracts and the risks associated with unmatched positions and market fluctuations. Contract amounts are often used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller.

         From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (see Note
2). The Company classifies the net gain (loss) from these transactions, together with futures contracts, as operating activities for purposes of the consolidated statements of cash flows and included such items in miscellaneous income in 2000 and 1999 but in motor fuel sales and related cost of sales in 1998. The net gain
(loss) from these transactions in 2000, 1999, and 1998 were as follows:

                                                  (In thousands)

    2000 .....................................        $(1,227)
    1999 .....................................            (74)
    1998 .....................................            169

     Open positions under futures and forward contracts were insignificant at year end 2000 and 1999.


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

     The Company leases real property for some of its retail outlets from FFP Partners. The Company made lease payments of $2,951,000, $2,952,000, and $2,628,000 to FFP Partners for its properties in 2000, 1999, and 1998, respectively. In addition, the Company entered into long term leases with FFP Partners in February 1999 for 14 properties that are treated for accounting purposes as capital leases. Pursuant to those capital leases, in 2000 and 1999 the Company paid $802,000 and $675,000, respectively, accounted for as interest expense, plus $51,000 and $35,000, respectively, accounted for as a reduction of the capital lease obligation. In addition, FFP Partners paid interest of $892,000 and $693,000 to the Company in 1999 and 1998, respectively, under a note payable to the Company that was repaid in full in October 1999.

     The Company also leases real property for some of its retail outlets and some administrative and executive office facilities from various other entities affiliated with the senior management of the Company. During 2000, 1999, and 1998, the Company paid $947,000, $944,000, and $959,000, respectively, to such entities with respect to these leases.

     In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas that are covered by the agreement. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1997, the agreement was amended to extend the term for five years commencing on the date of amendment. In 2000, 1999, and 1998, the sales recorded by the affiliated company under this agreement were $17,414,000, $17,596,000, and $12,143,000, respectively. The Company received $2,853,000, $3,036,000, and $2,117,000 in 2000, 1999, and 1998, respectively, in rent, management fees, and interest, and such amounts are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $174,000, $176,000, and $121,000 in 2000, 1999, and 1998, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $755,000 and $878,000 at year end 2000 and 1999, respectively.

     The Company purchases certain goods and services (including company automobiles, office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $293,000, $224,000, and $563,000, in 2000, 1999, and 1998, respectively.

     In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by an affiliated party and members of his family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company maintains with other unrelated parties. In 2000, 1999, and 1998, the Company paid commissions to this affiliated company related to the sale of motor fuel at these locations of $259,000, $239,000, and $318,000, respectively.

     The Company and FFP Partners are parties to a reimbursement agreement pursuant to which FFP Partners reimburses the Company for all direct costs of FFP Partners (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of FFP Partners. For each of 2000 and 1999, FFP Partners paid $200,000 to the Company as the indirect overhead cost reimbursement.


14.  Commitments and Contingencies

(a) Uninsured Liabilities
-------------------------

     The  Company  maintains   general  liability   insurance  with  limits  and
deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

     The Company self-insures medical claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees. Such claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee. The Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $517,000, $205,000, and $284,000 in 2000, 1999, and 1998, respectively.

     The Company is insured for worker's compensation claims in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 2000 and 1999, including the effects of any retroactive premium adjustments.

(b) Environmental Matters
-------------------------

     The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must have conformed to the new standards by December 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. At year end 2000 and 1999, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $1,521,000 and $918,000, respectively, in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $1,521,000 and $918,000 were recorded in 2000 and 1999, respectively, as the Company expects that such costs will be reimbursed by various environmental agencies. Prior to 1999, the Company contracted with a third party to perform site assessments and remediation activities on 78 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

     Environmental expenditures incurred to comply with environmental laws and regulations were $1,788,000, $3,126,000, and $2,849,000 in 2000, 1999, and 1998,
respectively (including capital expenditures of $793,000, $2,610,000, and $2,418,000, respectively).

     The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverage afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,750,000 and $1,275,000 at year end 2000 and 1999, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs.

(c) Other
---------

     The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

     A trial in the case of Xavier Duenez, et al., v. FFP Operating Partners, L.P., d/b/a Mr. Cut Rate #602, et al., began in May 2000 in the County Court of Law No. 1, Calhoun County, Texas. In the case, members of the Duenez family sued the Company and the driver of a pickup truck who had purchased beer from a Company convenience store just prior to causing an accident, which injured members of the Duenez family. The trial court dismissed the pickup truck driver from the case, and the Company remained as the sole defendant in the trial. The Company was alleged to have caused the damages to the family as a result of certain alleged violations of liquor sales laws. After a jury verdict, the court issued a judgment against the Company in the amount of $35 million. The case is now on appeal to the Corpus Christi Court of Appeals in the State of Texas. The Company expects to be fully covered by insurance for any liabilities that exceed its deductible, which has already been paid. The Company's insurance carrier posted a bond for the full amount of the judgment.

15.   Quarterly Operating Results (Unaudited)

     Quarterly results of operations for 2000, 1999, and 1998, adjusted to reflect a prior restatement of quarterly results for 1998 made in March 2000, were as follows:

                               First     Second     Third     Fourth      Full
                              Quarter   Quarter    Quarter    Quarter     Year
                             --------  --------   --------  ---------  --------
                                    (In thousands, except per unit data)

2000
----
Total revenues ..........    $155,621  $177,800   $182,046  $172,926   $688,393
Total margin ............      17,917    20,112     20,496    18,758     77,283
Net income (loss) .......        (884)      732      1,442      (567)       723
Net income (loss) per share-
    Basic ...............      (0.23)      0.19       0.38     (0.15)      0.19
    Diluted .............      (0.23)      0.18       0.37     (0.15)      0.19

1999
----
Total revenues ..........   $101,080   $124,982   $134,119  $144,198   $504,379
Total margin ............     16,914     18,438     18,440    19,669     73,461
Net income (loss)........       (190)       (45)      (792)      220       (807)
Net income (loss) per share-
    Basic ...............      (0.05)     (0.01)     (0.21)     0.06      (0.21)
    Diluted .............      (0.05)     (0.01)     (0.21)     0.06      (0.21)

1998
----
Total revenues ..........   $101,255   $112,562   $104,437   $97,620   $415,874
Total margin ............     15,789     16,572     17,679    16,042     66,082
Net income (loss) .......        277       (340)       394      (794)      (463)
Net income (loss) per share-
    Basic  ..............       0.07      (0.09)      0.10    (0.20)      (0.12)
    Diluted .............       0.07      (0.09)      0.10    (0.20)      (0.12)


16.  Valuation and Qualifying Accounts

     The table below sets forth the beginning and ending balances, with additions and deductions, for the Company's allowance for doubtful trade receivables for year end 2000, 1999, and 1998:


                                 Balance at  Additions   Charge offs,  Balance
                                 Beginning   Charged to    net of       at End
                                 of Period    Expense    Recoveries   of Period
                                 ---------   ---------   -----------  ---------
                                                 (in thousands)

2000 ..........................    $976        $413          $476          $913
1999 ..........................     758         651           433           976
1998 ..........................     809       1,916         1,967           758


17.  Financial Information by Segment


     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1999 for reporting information about the Company's operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal
Operations"). The Company has identified such segments based on management responsibility. There are no major distinctions in geographical areas served or customer types. The following table sets forth certain information about each segment's financial information in 2000, 1999, and 1998:

                               Retail and   Terminal
                               Wholesale  Operations  Eliminations Consolidated
                               ---------- ----------  ------------ ------------
                                               (In thousands)

2000
----
Revenues from external sources. $591,643    $96,750         $0       $688,393
Revenues from other segment ...        0     39,927    (39,927)             0
Depreciation and amortization .    6,623        602          0          7,225
Interest income ...............    1,453          0          0          1,453
Interest expense ..............    4,556      1,289     (1,289)         4,556
Income before income taxes ....      560        626          0          1,186
Total assets ..................  106,347     18,514          0        124,861
Capital expenditures ..........    4,487        675          0          5,162

1999
----
Revenues from external sources. $494,470     $9,909         $0       $504,379
Revenues from other segment ...        0     24,564    (24,564)             0
Depreciation and amortization .    6,160        564          0          6,724
Interest income ...............    1,376          0          0          1,376
Interest expense ..............    3,989        843       (843)         3,989
(Loss) before income taxes and
  extraordinary item ..........     (180)      (609)         0           (789)
Extraordinary (loss) before
  tax effect ..................     (375)         0          0           (375)
Total assets ..................  107,187     11,219          0        118,406
Capital expenditures ..........   12,626        406          0         13,032

1998
----
Revenues from external sources. $414,625     $1,249         $0       $415,874
Revenues from other segment ...        0      3,602     (3,602)             0
Depreciation and amortization .    5,125        511          0          5,636
Interest income ...............    1,406          0       (713)           693
Interest expense ..............    1,861        713       (713)         1,861
Income(loss) before income taxes   1,301     (2,008)         0           (707)
Total assets ..................   89,739      7,301          0         97,040
Capital expenditures ..........    6,605        182          0          6,787