Form 10-K/A
period 2000-12-31
FFP MARKETING CO INC
filed 2001-05-02
CIK 1050891

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


                             Common Shares 3,818,747
               (Number of shares outstanding as of March 1, 2001)

                       REASON FOR FILING AMENDMENT No. 1
                                       to
                                    FORM 10-K
                                       of
                           FFP MARKETING COMPANY, INC.


     This Form 10-K/A-1 is being filed in order to include the Financial Statements of FFP Operating Partners, L.P., a wholly-owned subsidiary of the Company, as an exhibit in order to facilitate that subsidiary's compliance with certain state environmental regulatory requirements.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORT ON FORM 8-K

     (a) The Company files the following document as part of this amendment number 1 to its Annual Report on this Form 10-K/A-1:

     (1) Financial Statements. The Financial Statements of FFP Operating Partners, L.P., a subsidiary of Registrant, as set forth in Exhibit
          99.1 hereof.

     (2)  Financial  Statement  Schedules.  None.

     (3)  Exhibits.

               99.1 The Financial Statements of FFP Operating Partners,  L.P., a
                    wholly-owned   subsidiary  of  the  Company,   are  included
                    herewith.


    (b) The Company did not file a Form 8-K in 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment number 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 2, 2001                        FFP MARKETING COMPANY, INC.
                                           (Registrant)

                                            By: /s/ John H. Harvison
                                                ------------------------------
                                                John H. Harvison
                                                Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons sign this amendment number 1 to its Annual Report on behalf of the Registrant in the capacities indicated as of May 2, 2001.

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

/s/ John D. Harvison               Director
------------------------------
John D. Harvison