Form 10-Q
period 2001-04-01
FFP MARKETING CO INC
filed 2001-05-21
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 1, 2001,

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

Yes       X         No
      --------         --------




                             Common Shares 3,818,747
                (Number of shares outstanding as of May 10, 2001)

                                      INDEX

                                                                          PAGE
                                                                        -------
Part I

   Item 1. Financial Statements................................             1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................             7

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risks..................................            10

Part II

   Item 6. Exhibits and Reports on Form 8-K....................            11

Signatures.....................................................            11

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                       April 1,    December 31,
                                                          2001         2000
                                                       --------    ------------
                                     ASSETS

Current assets -
   Cash and cash equivalents.......................    $ 10,558     $ 14,572
   Investments in marketable securities............       3,459        3,084
   Trade receivables, net..........................      26,570       28,671
   Notes receivable, current portion...............       1,743        1,391
   Receivables from affiliates, current portion....         713          770
   Inventories.....................................      23,183       24,502
   Deferred tax asset..............................       1,030        1,181
   Prepaid expenses and other current assets.......       1,167          676
                                                         ------       ------
      Total current assets.........................      68,423       74,847
Property and equipment, net........................      37,254       38,074
Notes receivable, excluding current portion........       3,812        3,620
Other assets, net..................................       8,320        8,320
                                                        -------      -------
      Total assets.................................    $117,809     $124,861
                                                        =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Current installments of long-term debt..........      $5,490       $1,642
   Current installments of capital
      lease obligations............................         437          437
   Accounts payable................................      22,451       21,190
   Money orders payable............................      18,854       18,237
   Due to affiliate................................       1,671        1,407
   Accrued expenses................................      11,807       14,182
                                                         ------       ------
      Total current liabilities....................      60,710       57,095
Long-term debt, excluding current installments.....      30,346       37,557
Capital lease obligations, excluding
      current installments.........................       3,947        4,042
Deferred income taxes..............................       2,166        3,367
Other liabilities..................................       1,959        2,081
                                                         ------      -------
      Total liabilities............................      99,128      104,142
                                                         ------      -------
Commitments and contingencies......................          -            -
Stockholders' equity -
   Common stock ($0.01 par value)..................      22,235       22,235
   Accumulated deficit.............................      (2,878)        (547)
   Accumulated other comprehensive loss............        (676)        (969)
                                                        -------      -------
      Total stockholders' equity...................      18,681       20,719
                                                        -------      -------
      Total liabilities and stockholders' equity...    $117,809     $124,861
                                                        =======      =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED APRIL 1, 2001 AND MARCH 26, 2000
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        April 1,     March 26,
                                                          2001         2000
                                                       --------    -----------
Revenues -
    Motor fuel sales..............................     $130,769    $ 123,432
    Merchandise sales.............................       24,029       28,680
    Miscellaneous.................................        3,495        2,328
                                                        -------      -------
        Total revenues............................      158,293      154,440
                                                        -------      -------

Costs and expenses -
    Cost of motor fuel............................      125,588      116,327
    Cost of merchandise...........................       17,287       20,196
    Direct store expenses.........................       11,901       12,877
    General and administrative expenses...........        4,352        3,760
    Depreciation and amortization.................        1,834        1,724
                                                        -------      -------
        Total costs and expenses..................      160,962      154,884
                                                        -------      -------

Operating loss....................................       (2,669)        (444)
    Interest income...............................          271          351
    Interest expense..............................        1,134        1,170
                                                        -------      -------

Loss before income taxes..........................       (3,532)      (1,263)

Deferred income tax benefit.......................       (1,201)        (379)
                                                        -------      -------

Net loss..........................................      $(2,331)      $ (884)
                                                          =====         ====

Net loss per share -
    Basic.........................................       $(0.61)     $ (0.23)
    Diluted.......................................        (0.61)       (0.23)

Weighted average number of common shares outstanding -
    Basic.........................................        3,819        3,819
    Diluted.......................................        3,819        3,819



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED APRIL 1, 2001 AND MARCH 26, 2000
                                 (In thousands)
                                   (Unaudited)

                                                           April 1,    March 26,
                                                             2001         2000
                                                           --------    ---------

Cash Flows from Operating Activities -
    Net loss...........................................    $(2,331)      $ (884)
    Adjustments to reconcile net loss to cash
    used by operating activities -
       Depreciation and amortization...................      1,834        1,724
       Provision for doubtful accounts.................        120           22
       Deferred income tax benefit.....................     (1,201)        (379)
       Increase in trading securities..................        (33)      (1,653)
       Gain on sale of convenience stores..............       (467)        (210)
       Loss on sale of properties......................        161            0
       Net change in operating assets and liabilities..      1,427          758
                                                            ------       ------
    Net cash used by operating activities..............       (490)        (622)
                                                            ------       ------

Cash Flows from Investing Activities -
    Additions of property and equipment, net...........     (1,023)      (1,193)
    Proceeds of sale of marketable securities..........        476            0
    Proceeds of sale of properties.....................         21            0
    Proceeds of sale of convenience stores.............        127            0
    Payments on note receivable from affiliate.........         57            0
    Receipt of payments on notes receivable............         11            0
                                                             -----       ------
    Net cash used by investing activities..............       (331)      (1,193)
                                                             -----       ------

Cash Flows from Financing Activities -
    Net borrowings (repayments) of long-term
       debt and capital lease obligations..............     (3,457)        (410)
    Advances from (to) affiliate.......................        264           (9)
                                                            ------      -------
    Net cash used by financing activities..............     (3,193)        (419)
                                                            ------      -------

Net decrease in cash and cash equivalents..............     (4,014)      (2,234)

Cash and cash equivalents at beginning of period.......     14,572       20,868
                                                            ------      -------

Cash and cash equivalents at end of period.............    $10,558      $18,634
                                                            ======       ======


Supplemental Disclosure of Cash Flow Information
(in thousands):

Cash paid for interest.................................     $1,134       $1,170


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The condensed consolidated balance sheet as of April 1, 2001, and the condensed consolidated statements of operations and cash flows for the three months ended April 1, 2001, and March 26, 2000, have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of April 1, 2001, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended April 1, 2001, and as discussed below.

2.  Loss per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the quarter. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the quarter plus potentially dilutive common shares. Outstanding options to acquire 253,667 and 231,667 common shares at April 1, 2001, and March 26, 2000, respectively, have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted loss per share calculations for the applicable first quarter periods in 2001 and 2000 follows:


                                                               2001       2000
                                                              -----      ------
                                                                (In thousands)

Weighted average number of common shares outstanding......    3,819       3,819
Effect of dilutive options................................        0           0
                                                              -----      ------
Weighted average number of common shares outstanding,
     assuming dilution....................................    3,819       3,819
                                                              =====       =====



3.  Operating Segments

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the first quarters of 2001 and 2000:

                                Retail and   Terminal
                                 Wholesale  Operations Eliminations Consolidated
                                 ---------  ---------- ------------ ------------
                                           (In thousands)

First Quarter 2001
------------------
Revenues from external sources..  $131,033     $27,260      $   0      $158,293
Revenues from other segment.....         0       7,979      7,979             0
Depreciation and amortization...     1,388         446          0         1,834
Loss before income taxes........    (2,924)       (608)         0        (3,532)

First Quarter 2000
------------------
Revenues from external sources.. $ 139,263   $ 15,177      $   0      $ 154,440
Revenues from other segment.....         0      7,541     (7,541)             0
Depreciation and amortization...     1,577        147          0          1,724
Loss before income taxes........    (1,453)       190          0         (1,263)

4.  Comprehensive Net Loss

     The components of comprehensive net loss for the first quarters of 2001 and 2000 are set forth below:

                                                          2001            2000
                                                       --------         -------
                                                              (In thousands)

Net loss...........................................    $ (2,331)        $ (884)
Unrealized net gains on available-for-sale
   securities, net of tax..........................         293              0
                                                        -------          ------
     Comprehensive loss ...........................    $ (2,038)        $ (884)
                                                         ======           =====

5.   Notes Payable and Long-Term Debt

     In June 1998 the Company closed 44 loans in the original principal amount of $9,420,000 and secured by the Company's assets at 44 of 94 convenience stores acquired in December 1997. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At April 1, 2001, and December 31, 2000, $8,237,000 and $8,359,000, respectively, remained outstanding on these loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At April 1, 2001, and December 31, 2000, $892,000 and $908,000, respectively, remained outstanding on these loans.

     The land and building at the remaining 14 of those 25 stores were purchased on the same date by FFP Partners and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases negotiated between FFP Partners and the Company require a total monthly rent payment of $99,000 with a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. The amount of rent allocated to the capital lease obligation for the buildings in the original amount of $3,932,000 results in an implicit rate of approximately 20%. As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness in the original amount of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At April 1, 2001, and December 31, 2000, the outstanding amounts on loans of FFP Partners guaranteed by the Company were $8,911,000 and $9,000,000, respectively. The Company's scheduled real estate lease payments to FFP Partners equal or exceed the debt service costs of FFP Partners during the term of the leases.

     In June 1999 the Company refinanced its previous long-term revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the original principal amount of $23,800,000. This long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. This loan is secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At April 1, 2001, and December 31, 2000, $22,566,000 and $22,773,000,
respectively, remained outstanding on these loans.

     In December 1999 the Company obtained a revolving credit facility with a third party lender providing for borrowings up to $10,000,000. The amount available at any time under the loan is equal to a borrowing base of 80% of certain trade receivables plus 60% of the Company's inventory at its terminal facility; provided, however, that any draw which would cause outstanding borrowings under the facility to exceed $5,000,000 is limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. At the end of the first quarter of 2001, the Company's borrowing base was limited under the agreement to $9,800,000. The net value of marketable securities at that brokerage firm was $2,868,000 and $2,711,000 at April 1, 2001, and December 31, 2000, respectively. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly, and matures in December 2002. At April 1, 2001, and December 31, 2000, $3,992,000 and $6,858,000, respectively, were outstanding under the revolving line of credit. The loan is subject to a Loan Agreement and a Security Agreement dated in December 1999 between the lender, the Company and two subsidiaries of the Company. The agreement contains numerous restrictive covenants including, but not limited to, a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1. Loans under the agreement are secured by all of the Company's trade accounts receivable and its inventories at the terminal. At the end of the first quarter of 2001, the Company did not meet the required minimum fixed charge coverage ratio. Because such indebtedness may be callable by such lender, the Company has classified its obligation payable to such lender at such date as a short-term liability.

     The Company is currently pursuing, but has not obtained a proposal for, a new revolving credit facility with another bank to provide for borrowings of up to $20,000,000, with the amount available at any time limited to a borrowing base equal to a percentage of its eligible its trade receivables plus a percentage of its inventory at the terminal. The Company currently anticipates closing this new facility in the second or third quarter of 2001 and terminating its current revolving credit facility, which could require the payment of prepayment penalties. The loan being sought would be payable monthly on amounts borrowed and mature in three years. Such loan would be subject to loan and security agreements, not yet negotiated, between the lender and operating subsidiaries of the Company, and be guaranteed by the Company and its other subsidiaries. The Company anticipates that the agreement will contain numerous, but typical, restrictive covenants, including financial covenants not yet negotiated, and be secured by the Company's trade receivables and its inventory at the terminal and its store locations.

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

     The Company conducts its operations through the following subsidiaries:

  Entity Name and Type            Date Formed          Principal Activity
-----------------------------    --------------  ------------------------------

FFP Operating Partners, L.P.     December 1986   Operation of convenience stores
Delaware limited partnership                     and other retail outlets

Direct Fuels, L.P.               December 1988   Operation of fuel terminal and
Texas limited partnership                        wholesale fuel sales

FFP Financial Services, L.P.     September 1990  Sale of money order services
Delaware limited partnership                     and supplies

Practical Tank Management, Inc.  September 1993  Underground storage tank
Texas corporation                                monitoring

FFP Transportation, L.L.C.       September 1994  Ownership of tank trailers and
Texas limited liability company                  other transportation equipment

FFP Money Order Company, Inc.    December 1996   Sale of money orders through
Nevada corporation                               agents


     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sale of motor fuel, merchandise and other products and services at 180 Company-operated convenience stores, 13 truck stops, and 233 gas-only stores, constituting 426 retail locations in all, and the wholesale sale of motor fuel, and (ii) the operation of a motor fuel terminal and processing facility. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)


RESULTS OF OPERATIONS FOR FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000
-----------------------------------------------------------------------------

FUEL SALES AND MARGINS
----------------------

                                                        First Quarter
                                     -----------------------------------------
                                                                   Change
                                                            ------------------
                                       2001       2000       Amount    Percent
                                    --------    --------    --------   --------
                                       (In thousands, except per gallon data)

Fuel sales.....................     $130,769    $123,432     $ 7,337       5.9%
Fuel margin....................       $5,181      $7,105     $(1,924)    (27.1%)
Gallons sold -
   Retail......................       56,543      59,633      (3,090)     (5.2%)
   Wholesale...................       48,190      37,486      10,704      28.6%
   Total  .....................      104,733      97,119       7,614       7.8%
Margin per gallon (cents) -
   Retail......................          7.6        9.6        (2.0)     (20.8%)
   Wholesale...................          1.9        3.8        (1.9)     (50.0%)


     The Company sold more motor fuel, both in dollars and in gallons, in the first quarter of 2001 than in the first quarter of 2000. Motor fuel sales, in dollars, increased to $130,769,000 in the first quarter of 2001, a 5.9% increase compared to motor fuel sales of $123,432,000 in the first quarter of 2000, primarily as a result of a greater number of gallons sold.

     In all, the Company sold 104,733,000 gallons of motor fuel in the first quarter of 2001, a 7,614,000 gallon increase (7.8%) over the volume of motor fuel sold in the comparable 2000 period. This increase was primarily attributable to additional wholesale fuel sales of 10,704,000 gallons (28.6%), which offset a decrease of 3,090,000 gallons (5.2%) sold at retail. Motor fuel retail and wholesale fuel margins per gallon declined materially during the first quarter of 2001, when compared to the initial quarter of 2000, by 20.8% and 50.0%, respectively.

     The Company's overall gross profit on motor fuel sales was $5,181,000 in the first quarter of 2001, a $1,924,000 (27.1%) decline compared to the corresponding quarter in 2000. Fuel margin decreased principally as a result of competition in the industry.


MERCHANDISE SALES AND MARGINS
-----------------------------

                                                        First Quarter
                                     -----------------------------------------
                                                                   Change
                                                            ------------------
                                       2001       2000       Amount    Percent
                                     -------     -------    --------   --------
                                (In thousands, except average weekly sales data)

Merchandise sales..............      $24,029     $28,680     $(4,651)    (16.2%)
Merchandise margin.............        6,742       8,484      (1,742)    (20.5%)
Margin percentage, convenience
  stores and truck stops.......        26.9%       28.3%       (1.4%)     (4.9%)
Average weekly merchandise
  sales per store -
   Convenience stores..........       10,470      10,585        (115)     (1.1%)
   Truck stops.................       16,154      16,269        (115)     (0.7%)


     Merchandise sales decreased by $4,651,000 (16.2%) in the first quarter of 2001. The primary factor for that decline was the lesser number of
Company-operated convenience stores resulting from the sale/conversion of certain of its Company-operated convenience stores to gas-only stores. Accordingly, the Company operated only 180 convenience stores at the end of the first quarter of 2001 compared to operating 216 convenience stores at the end of the first quarter of 2000. Merchandise sales per store showed only a slight decline, as shown in the above table. A decrease in direct store expense of $975,000, as described below, also resulted from the reduction in Company-operated stores during the comparable periods.


OTHER INCOME AND EXPENSES
-------------------------

     Miscellaneous income increased significantly (50.1%) from $2,328,000 in the first quarter of 2000 to $3,495,000 in the first quarter of 2001. Miscellaneous income includes lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gain on sale/conversion of convenience stores, gain or loss on exchange and hedging transactions, and various other types of income. Material reasons for the increase were a gain on exchange and motor fuel hedging transactions in the first quarter of 2001, and a gain on sale/conversion of Company-operated convenience stores to gas-only stores. The Company incurred an exchange and motor fuel hedging gain of $328,000 in the first quarter of 2001, compared to an exchange and motor fuel hedging loss of $1,002,000 in the first quarter of 2000 as the Company sought to protect its motor fuel inventory values. In the first quarter of 2001, gain on the sale/conversion of six convenience stores to gas-only stores was $468,000, compared to a gain of $210,000 in the first quarter of 2000.

     Direct store expenses declined by $976,000 (7.6%) in the first quarter of 2001, compared to the direct store expenses in comparable quarter of 2000, as a result of the lesser number of Company-operated convenience stores in the first quarter of 2001. The Company operated 180 convenience stores on April 1, 2001, compared to 216 convenience stores on March 26, 2000.

     General and administrative expenses increased by $592,000 (15.7%) to $4,352,000 in the first quarter of 2001, compared to $3,760,000 in the comparable period of the prior year. The primary contributors to this increase were additional bad debt expenses, wage costs, and utility costs at the terminal due to rising energy costs.

     Depreciation and amortization increased by $110,000 (6.4%) in the current quarter. This increase resulted in part from depreciation of fixtures and equipment improvements at Company-operated stores and gasoline pumps and equipment at gas-only stores.

     Interest income declined by $80,000 (22.8%) in the first quarter of 2001, compared to the first quarter of the prior year, while interest expense remained relatively constant at $1,134,000 (a 3.1% decrease).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The majority of the Company's working capital is provided from three sources: (i) liquid, short-term investments, (ii) cash flows generated from its operating activities, and (iii) borrowings under its revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     From time to time, the Company utilizes a revolving line of credit facility that provides for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of debt and equity securities in the Company's trading account at a brokerage firm. At the end of the first quarter of 2001, the borrowing base was limited under the loan agreement to $9,800,000, and the Company's borrowings were $3,992,000 under such revolving credit facility at that time. The net value of the Company's securities at the brokerage firm was approximately $2,626,000 on that date.

     Subject to  obtaining  satisfactory  deal  terms,  the  Company  intends to continue to sell its inside convenience store operations at certain Company-operated convenience stores to independent operators while retaining a motor fuel concession at those locations. It has identified numerous Company-operated convenience stores that it would consider converting to gas-only stores in such a manner. The Company may or may not purchase additional convenience stores in 2001 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity. In the first quarter of 2001, the Company closed on the sale/conversion of six stores and several others were under contract for sale.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were insignificant at the end of the first quarter of 2001.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $18,854,000 at the end of the first quarter of 2001. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents.

     The Company had positive working capital of $7,713,000 at the end of the first quarter of 2001. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.


FORWARD-LOOKING STATEMENTS
--------------------------

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates on borrowing under that facility. Approximately 11.1% of the Company's long-term obligations at the end of the first quarter of 2001 was subject to variable interest rates. The remaining 88.9% of the Company's long-term debt is not subject to interest rate risk because it is fixed rate financing.

     The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to hedge that risk is subject to risk because the commodities subject to the hedging contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were insignificant at the end of the first quarter of 2001.


                        EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
--------

         None.


REPORTS ON FORM 8-K
-------------------

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FFP MARKETING COMPANY, INC.
                                       Registrant

Date:  May 21, 2001                    By: /s/ John H. Harvison
                                           -----------------------------------
                                           John H. Harvison
                                           Chairman and
                                           Chief Executive Officer

Date:  May 21, 2001                    By: /s/ Craig T. Scott
                                           -----------------------------------
                                           Craig T. Scott
                                           Vice President - Finance and
                                           Chief Financial Officer