Form 10-Q
period 2001-07-01
FFP MARKETING CO INC
filed 2001-08-15
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 1, 2001, or

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

                                  817/838-4700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X       No
                                              -------       ------


                             Common Shares 3,818,747
              (Number of shares outstanding as of August 15, 2001)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                   (Unaudited)

                                                        July 1,     December 31,
                                                          2001          2000
                                                        -------     -----------
               ASSETS

Current assets -
  Cash and cash equivalents                             $11,938        $14,572
  Investments in stocks and bonds                         3,602          3,084
  Trade receivables                                      29,819         28,671
  Notes receivable, current portion                       1,728          1,391
  Receivables from affiliates, current portion              716            770
  Inventories                                            22,235         24,502
  Deferred income taxes                                   1,046          1,181
  Prepaid expenses and other current assets               1,445            676
                                                       --------       --------
     Total current assets                                72,529         74,847

Property and equipment, net                              36,540         38,074
Notes receivable, excluding current portion               4,366          3,620
Other assets, net                                         9,914          8,320
                                                       --------       --------
     Total assets                                      $123,349       $124,861
                                                       ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  Current installments of long-term debt                 $1,526         $1,642
  Current installments of capital lease obligations         437            437
  Accounts payable                                       22,243         21,190
  Money orders payable                                   18,377         18,237
  Advances from affiliates                                1,846          1,407
  Accrued expenses and other current liabilities         11,803         14,182
                                                       --------       --------
     Total current liabilities                           56,232         57,095

Long-term debt, excluding current installments           37,482         37,557
Capital lease obligations, excluding current
   installments                                           3,863          4,042
Deferred income taxes                                     3,120          3,367
Other liabilities                                         1,936          2,081
                                                       --------       --------
     Total liabilities                                  102,633        104,142
Commitments and contingencies                                -              -
Stockholders' equity -
  Common stock ($0.01 par value; 9,000,000
     common shares authorized; 3,818,747
     common shares issued and outstanding)               22,235         22,235
  Accumulated deficit                                      (812)          (547)
  Accumulated other comprehensive loss                     (707)          (969)
                                                       --------       --------
     Total stockholders' equity                          20,716         20,719
                                                       --------       --------
     Total liabilities and stockholders' equity        $123,349       $124,861
                                                       ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                        ------------------  -------------------
                                         July 1,  June 25,   July 1,   June 25,
                                           2001    2000       2001       2000
                                        --------  --------  --------   --------
                                                    (In thousands)

Revenues -
  Motor fuel                            $153,410  $146,401   $284,179  $269,833
  Merchandise                             26,292    29,266     50,321    57,946
  Miscellaneous                            3,609     2,133      7,104     5,642
                                        --------  --------   --------  --------
     Total revenues                      183,311   177,800    341,604   333,421

Costs and expenses -
  Cost of motor fuel                     143,697   137,401    269,285   254,909
  Cost of merchandise                     18,264    20,287     35,551    40,483
  Direct store expenses                   11,316    12,516     23,217    25,393
  General and administrative expenses      4,136     4,041      8,488     7,801
  Depreciation and amortization            1,896     1,736      3,730     3,460
                                        --------  --------   --------  --------
    Total costs and expenses             179,309   175,981    340,271   332,046

Operating income                           4,002     1,819      1,333     1,375

  Interest income                            317       367        588       717
  Interest expense                         1,189     1,139      2,323     2,309
                                        --------  --------   --------  --------
Income (loss) before income taxes          3,130     1,047       (402)     (217)

Income tax expense (benefit) -
  Current                                    110         0        110         0
  Deferred                                   954       315       (247)      (65)
                                        --------  --------   --------  --------
    Total income tax expense (benefit)     1,064       315       (137)      (65)
                                        --------  --------   --------  --------
Net income (loss)                         $2,066      $732      $(265)    $(152)
                                        ========  ========   ========  ========



Net income (loss) per share -
  Basic                                    $0.54     $0.19     $(0.07)   $(0.04)
  Diluted                                  $0.54     $0.18     $(0.07)   $(0.04)



Weighted average number of
  common shares outstanding -
  Basic                                    3,819     3,819      3,819     3,819
  Diluted                                  3,822     3,985      3,819     3,819



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                          ---------------------
                                                            July 1,     June 25,
                                                             2001         2000
                                                          -------       -------
Cash Flows from Operating Activities -
   Net loss                                                $ (265)        $(152)
   Adjustments to reconcile net loss to cash
   used by operating activities -
       Depreciation and amortization                        3,730         3,460
       Provision for doubtful accounts                        307            22
       Deferred income tax benefit                           (247)          (65)
       Net gain on sale of properties                      (1,039)       (1,251)
       Increase in stocks and bonds                          (733)         (879)
       Net change in operating assets and liabilities      (3,349)       (4,408)
                                                          -------       -------
    Net cash used by operating activities                  (1,596)       (3,273)
                                                          -------       -------


Cash Flows from Investing Activities -
    Repayments of advances to affiliate                        54           136
    Additions of property and equipment, net               (1,638)       (2,832)
    Increase (decrease) in notes receivable                   477           (10)
                                                          -------       -------
    Net cash used by investing activities                  (1,107)       (2,706)
                                                          -------       -------

Cash Flows from Financing Activities -
    Advances from affiliate                                   439         1,368
    Net borrowings (payments) on debt and capital leases     (370)         (856)
                                                          -------       -------
    Net cash provided by financing activities                  69           512
                                                          -------       -------

Net decrease in cash and cash equivalents                  (2,634)       (5,467)

Cash and cash equivalents at beginning of period           14,572        20,868
                                                          -------       -------

Cash and cash equivalents at end of period                $11,938       $15,401
                                                          =======       =======



Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest                                     $2,323        $2,309
                                                          =======       =======







     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (Unaudited)

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

     The condensed consolidated balance sheet as of July 1, 2001, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of July 1, 2001, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended July 1, 2001, and as discussed below.


2.  Income (Loss) per Share

     Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding for the year. Diluted net income per share is net income divided by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. Outstanding options to acquire 253,667 and 303,667 common shares were excluded from the diluted computation for the three-month and six-month periods ended July 1, 2001, respectively, and outstanding options to acquire 0 and 228,667 common shares were excluded from the diluted computation for the three-month and six-month periods ended June 25, 2000, respectively, because the effect would have been anti-dilutive. The following table reconciles the denominators of the basic and diluted net income (loss) per share calculations for the three-month and six-month periods ended July 1, 2001, and June 25, 2000:


                                       Three Months Ended    Six Months Ended
                                        ------------------  -------------------
                                         July 1,  June 25,   July 1,   June 25,
                                           2001    2000       2001       2000
                                        -------- ---------  -------- ----------
                                                    (In thousands)


Weighted average number
   of common shares outstanding           3,819     3,819     3,819      3,819
Effect of dilutive options                    3       166         0          0
                                          -----     -----     -----      -----
Weighted average number
   of common shares outstanding,
   assuming dilution                      3,822     3,985     3,819      3,819
                                          =====     =====     =====      =====

3.  Operating Segments

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesales of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three month and six month periods ended July 1, 2001 and June 25, 2000:



                                 Retail and  Terminal
                                  Wholesale Operations Eliminations Consolidated
                                  --------- ----------- ----------- ------------
                                                 (In thousands)

Six Months Ended July 1, 2001
-----------------------------
Revenues from external sources      $283,586    $58,018        $0     $341,604
Revenues from other segment                0     18,515   (18,515)           0
Depreciation and amortization          3,407        323         0        3,730
Income (loss) before income taxes     (2,019)     1,617         0         (402)

Six Months Ended June 25, 2000
------------------------------
Revenues from external sources      $293,704    $39,717         0     $333,421
Revenues from other segment                0     15,780   (15,780)           0
Depreciation and amortization          3,163        297         0        3,460
(Loss) before income taxes              (171)       (46)        0         (217)

Second Quarter 2001
-------------------
Revenues from external sources      $152,618    $30,693         0     $183,311
Revenues from other segment                0     10,536   (10,536)           0
Depreciation and amortization          1,733        163         0        1,896
Income before income taxes               905      2,225         0        3,130

Second Quarter 2000
-------------------
Revenues from external sources      $153,260    $24,540         0     $177,800
Revenues from other segment                0      8,239    (8,239)           0
Depreciation and amortization          1,586        150         0        1,736
Income (loss) before income taxes      1,283       (236)        0        1,047


4.  Comprehensive Net Loss

     The components of comprehensive net income (loss) for the three and six months periods ended July 1, 2001 and June 25, 2000, are set forth below:

                                       Three Months Ended     Six Months Ended
                                       -------------------  -------------------
                                        July 1,   June 25,   July 1,   June 25,
                                          2001     2000       2001       2000
                                       --------  ---------  -------- ----------
                                                   (In thousands)

Net income (loss)                       $2,066     $732       $(265)     $(152)
Unrealized net gains
  (losses) on available-
  for-sale securities,
  net of tax                               (31)       0         262          0
                                        ------    -----      ------      ------
Comprehensive net income (loss)         $2,035     $732       $ (3)      $(152)
                                        ======    =====      ======      ======

5.   Notes Payable and Long-Term Debt

     In June 1998 the Company closed 44 loans in the original principal amount of $9,420,000 and secured by the Company's assets at 44 of 94 convenience stores acquired in December 1997. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At July 1, 2001, and December 31, 2000, $8,111,000 and $8,359,000, respectively, remained outstanding on these loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At July 1, 2001, and December 31, 2000, $875,000 and $908,000, respectively, remained outstanding on these loans.

     The land and building at the remaining 14 of those 25 stores were purchased on the same date by FFP Partners and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases with FFP Partners require a total monthly rent payment of $99,000 with a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. The amount of rent allocated to the capital lease obligation for the buildings in the original amount of $3,932,000 results in an implicit rate of approximately 20%. As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness in the original amount of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At July 1, 2001, and December 31, 2000, the outstanding amounts on loans of FFP Partners guaranteed by the Company were $8,824,000 and $9,000,000, respectively. The Company's scheduled real estate lease payments to FFP Partners equal or exceed the debt service costs of FFP Partners during the term of the leases.

     In June 1999 the Company refinanced its previous long-term revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the original principal amount of $23,800,000. This long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. This loan is secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At July 1, 2001, and December 31, 2000, $22,366,000 and $22,773,000,
respectively, remained outstanding on these loans.

     In December 1999 the Company obtained a revolving credit facility with a third party lender providing for borrowings up to $10,000,000. The amount available at any time under the loan is equal to a borrowing base of 80% of certain trade receivables plus 60% of the Company's inventory at its terminal facility; provided, however, that any draw which would cause outstanding borrowings under the facility to exceed $5,000,000 is limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. At the end of the second quarter of 2001, the Company's borrowing base was limited under the agreement to $9,800,000. The net value of marketable securities at that brokerage firm was $3,049,000 and $2,711,000 at July 1, 2001, and December 31, 2000, respectively. The revolving credit facility bears interest at the lender's prime rate plus one percentage point, payable monthly, and matures in December 2002. At July 1, 2001, and December 31, 2000, $7,484,000 and $6,858,000, respectively, were outstanding under the revolving line of credit. The loan is subject to a Loan Agreement and a Security Agreement dated in December 1999 between the lender, the Company and two subsidiaries of the Company. The agreement contains restrictive covenants including a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1. Loans under the agreement are secured by all of the Company's trade accounts receivable and its inventories at the terminal. The Company was in compliance with its loan covenants at the end of the second quarter.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

     FFP Marketing Company, Inc. was formed as a Texas corporation immediately prior to the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that restructuring, all of the assets and businesses of FFP Partners were transferred to the Company, except that FFP Partners retained the improved real property previously used in its retail operations. Unless the context requires otherwise, references herein to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of FFP Marketing Company, Inc.

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


  Entity and Type of Entity      Date Formed          Principal Activity
-----------------------------   --------------   ------------------------------

FFP Operating Partners, L.P.    December 1986    Operation of convenience stores
Delaware limited partnership                     and other retail outlets

Direct Fuels, L.P.              December 1988    Operation of fuel terminal and
Texas limited partnership                        wholesale fuel sales

FFP Financial Services, L.P.    September 1990   Sale of money orders
Delaware limited partnership

Practical Tank Management, Inc. September 1993   Underground storage tank
Texas corporation                                monitoring

FFP Transportation, L.L.C.      September 1994   Ownership of tank trailers and
Texas limited liability company                  transportation of motor fuel

FFP Money Order Company, Inc.   December 1996    Sale of money orders through
Nevada corporation                               agents


     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sales of motor fuel, merchandise and other products and services (at 169 Company-operated convenience stores, 12 truck stops, and 243 gas-only stores, or a total of 424 retail locations), and the wholesale sale of motor fuel, and (ii) the operation of a motor fuel terminal and processing facility. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)


Results of Operations
---------------------


     Fuel Sales and Margins
     ----------------------

                           Second Quarter                   Year-to-Date
                   -----------------------------  -----------------------------
                                        Change                         Change
                                   ------------                   -------------
                    2001     2000    Amount   %     2001    2000    Amount    %
                  -------  -------  ------  ---   -------  ------  -------  ---
                     (In thousands, except average prices and per gallon data)

Motor fuel sales $153,410 $146,401  $7,009   5%  $284,179 $269,833 $14,346   5%

Fuel margin        $9,713   $9,001    $712   8%   $14,894  $14,925    $(31) (0%)

Gallons sold
     Retail        59,380   62,550  (3,170) (5%)  115,923  122,183  (6,260) (5%)
     Wholesale     26,228   26,881    (653) (2%)   47,731   49,587  (1,856) (4%)
     Terminal      25,604   23,181   2,423  10%    52,291   37,961  14,330  38%
                  -------  -------  ------  ---   -------  -------  ------  ---
     Total        111,212  112,612  (1,400) (1%)  215,945  209,731   6,214   3%

Average per
  gallon sales
  price             $1.38   $1.30    $0.08   6%     $1.32    $1.29   $0.03   2%

Margin per
 gallon (cents)       8.7     8.0      0.7   1%       6.9      7.1    (0.2) (3%)


     The Company sold more motor fuel, in dollars, in the second quarter and first half of 2001 than in the corresponding periods of the prior year. Motor fuels sales increased by $7,009,000 (5%) in the second quarter of 2001 and by $14,346,000 (5%) in the first half of 2001, compared to the corresponding periods of 2000. Motor fuel sales increased principally because of additional sales at the terminal. Terminal sales improved by $6,139,000 and $18,273,000 in the second quarter and first half of 2001, respectively, compared to corresponding periods of 2000, and offset a decline in retail and wholesale motor fuel sales in the comparative periods.

     In gallons, motor fuels sales decreased by 1,400,000 gallons (1%) in the second quarter of 2001, but increased by 6,214,000 gallons (3%) in the first six months of 2001, compared in each instance to sales in corresponding periods of 2000. These increases resulted from additional sales at the terminal, which increased by 2,423,000 gallons (10%) and 14,330,000 gallons (38%) in the three and six-month periods, respectively, and offset a decline in retail and wholesale sales, compared to the corresponding periods of 2000.

     The Company's overall gross profit on motor fuel sales was $9,713,000 in the second quarter of 2001, a $712,000 (8%) increase over motor fuel gross profit in the corresponding quarter in 2000. Second quarter fuel margins increased principally as a result of favorable market conditions for wholesale and terminal operations, which are not expected to remain at that level in the future. For the first half of 2001, the Company earned an overall gross profit on motor fuel sales of $14,894,000, a slight decline of $31,000 (0%) from motor fuel gross profit in the corresponding period of last year. Fuel margins over the first half of 2001 decreased principally as a result of increased competition in retail operations but were largely offset by additional gross profit on terminal sales.

     Merchandise Sales and Margins
     -----------------------------

                           Second Quarter                   Year-to-Date
                   -----------------------------  -----------------------------
                                        Change                         Change
                                   ------------                   -------------
                    2001     2000    Amount   %     2001    2000    Amount    %
                  ------- ------- -------- -----  ------- ------- -------- ----
                          (In thousands, except average weekly sales data)

Mdse sales        $26,292 $29,267 $(2,975) (10%)  $50,321 $57,946 $(7,625) (13%)

Mdse margin         8,028   8,979    (951) (11%)   14,769  17,463  (2,694) (15%)

Mdse margin %,
  convenience
  stores and
  truck stops       30.5%   30.7%   (0.2%)  (1%)    29.3%   30.1%   (0.8%)  (3%)

Average weekly
  mdse sales
  per store -
  Convenience
      stores      $12,379 $11,488    $891    8%   $11,414 $11,081     333    3%
  Truck stops      16,702  17,053    (351)  (2%)   16,081  16,251    (170)  (1%)


     Merchandise sales decreased by $2,975,000 in the second quarter of 2001 (10%), compared to the second quarter of 2000, and decreased by $7,625,000 for the first half of 2001 (13%), compared to the same period of the prior year. A principal factor for the changes was that the Company operated an average of 16% fewer convenience stores in the second quarter of 2001 than in same quarter of 2000 and 16% fewer convenience stores in the first half of 2001 than in the first half of 2000. Likewise, the Company operated only 169 convenience stores at the end of the second quarter of 2001 compared to operating 202 at the end of the second quarter of 2000. Implementing the Company's previously announced strategy of converting Company-operated stores to gas-only outlets caused the decline in the number of convenience stores.

     Merchandise gross profit, or margin, decreased by $951,000 (11%) and $2,694,000 (15%) for the three and six month periods of 2001, respectively, when compared to the corresponding periods of the prior year. Total merchandise margins declined for these comparative periods because the Company operated fewer convenience stores in 2001 than in 2000, as described above.

     Other Income and Expenses
     -------------------------

     Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gains on asset sales, unrealized gains or losses on investments in trading securities (but not available-for-sale securities), exchange and motor fuel trading gains and losses, and various other types of income. Miscellaneous revenues were $3,609,000 and $7,104,000 in the second quarter and first half of 2001, respectively, constituting improvements in both comparative periods (69% and 26%, respectively) over miscellaneous revenues of $2,133,000 and $5,642,000 in the corresponding periods of 2000.

     The improvement in miscellaneous revenues in the second quarter in 2001 was achieved in spite of the Company operating 34 fewer convenience stores, on average, in the second quarter of 2001 than in the second quarter in 2000. A material factor for the improvement in both comparable periods was that no unrealized losses from trading securities were included in earnings in the second quarter or first half of 2001, compared to unrealized losses from trading securities of $1,894,000 and $1,321,000 included in earnings in the second quarter and first six months of 2000. Also, exchange and motor fuel trading gains of $328,000 and $302,000 were incurred in the second quarter and first six months of 2001, compared to exchange and motor fuel trading losses of $171,000 and $1,012,000 in the second quarter and in the first half of 2000, respectively. The overall improvement in miscellaneous revenues was offset, in part, by lesser gains being recorded in 2001 from the sale/conversion of Company-operated convenience stores to gas-only stores. These sales/conversions continued in considerable numbers (13 sales and 19 sales in the second quarter and the first half of 2001, respectively), but lesser total gains were recorded. Specifically, gains from the sale/conversion of Company-operated convenience stores to gas-only outlets were $763,000 and $1,231,000 in the second quarter and first half of 2001, respectively, compared to gains of $1,240,000 and $1,450,000 in the second quarter and first six months of 2000, respectively.

     Direct store expenses decreased by $1,200,000 (10%) in the second quarter of 2001, compared to the second quarter of 2000. Direct store expenses for the six-month period decreased by $2,176,000 (9%). These decreases primarily resulted from operating fewer convenience stores in 2001 than in 2000.

     General and administrative expenses increased by $95,000 (2%) and $687,000 (9%) in the three and six month periods ended July 1, 2001, respectively, compared to the corresponding periods of 2000. These increases resulted largely from increased activity in fuel transportation and terminal operations and as a result of bad debt and legal expenses of $178,000 incurred in the second quarter of 2001 in connection with litigation to collect wholesale fuel receivables.

     Depreciation and amortization increased by $160,000 (9%) in the second quarter of 2001, compared to the corresponding quarter of 2000. For the six-month period in 2001, compared to the corresponding period in 2000, depreciation and amortization increased by $270,000 (8%). This increase resulted from depreciation of property and equipment additions made during 2001 and 2000.

     Interest income declined by $50,000 (14%) and by $129,000 (18%) in the second quarter and first half of 2001, respectively, compared to corresponding periods in 2000. These decreases were due to a decline in interest rates on Company investments.

     Interest expense increased by $50,000 (4%) and by $14,000 (1%) during the second quarter and first half of 2001, respectively, when compared to corresponding periods of 2000. These increases resulted from higher debt levels in the first half of 2001 than in 2000. In future years, these loan payments will slowly convert to a higher percentage of principal payments and a lower percentage of interest payments.


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

     From time to time, the Company utilizes a revolving line of credit facility that provides for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would cause outstanding borrowings under the facility to exceed $5,000,000 are limited to 140% of the net value of debt and equity securities in the Company's trading account at a brokerage firm. At the end of the second quarter of 2001, the borrowing base was limited under the loan agreement to $9,800,000, and the Company's borrowings were $7,484,000 under such revolving credit facility at that time. The net value of the Company's securities at that brokerage firm was approximately $3,049,000 on that date.

     The Company is currently pursuing, and has recently obtained a non-binding, written proposal for, a new revolving credit facility with another lender to provide for borrowings of up to $20,000,000, with the amount available at any time limited to a borrowing base equal to a percentage of its eligible trade receivables plus a percentage of its inventory at the terminal. The Company currently anticipates closing this new facility in the fourth quarter of 2001 and terminating its current revolving credit facility, which could require the payment of prepayment penalties. The loan being sought would be payable monthly on amounts borrowed and mature in three years. Such loan would be subject to loan and security agreements, not yet negotiated, between the lender and operating subsidiaries of the Company, and be guaranteed by the Company and its other subsidiaries. The Company anticipates that the agreement will contain numerous, but typical, restrictive covenants, including financial covenants not yet negotiated, and be secured by the Company's trade receivables and its inventory at the terminal.

     Subject to  obtaining  satisfactory  deal  terms,  the  Company  intends to continue to sell its inside convenience store operations at certain Company-operated convenience stores to independent operators while retaining a motor fuel concession at those locations. It has identified numerous Company-operated convenience stores that it would consider converting to gas-only stores in such a manner. The Company may or may not purchase additional convenience stores in 2001 and beyond as the convenience store industry goes through as period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity. In the second quarter and first half of 2001, the Company closed on the sale/conversion of 13 and 19 stores, respectively. The sale/conversion of several other stores was under contract at the end of each period.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were insignificant at the end of the second quarter of 2001.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $18,377,000 at the end of the second quarter of 2001. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents.

     The Company had positive working capital of $16,297,000 at the end of the second quarter of 2001. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates on borrowing under the facility. Approximately 11% of the Company's long-term obligations at the end of the second quarter of 2001 was subject to variable interest rates. The remainder of the Company's long-term debt is fixed rate financing and not subject to interest rate risk.

     The Company is also subject to market risks related to increasing fuel prices and sometimes attempts to reduce that risk by purchasing commodity futures and forward contracts. Such attempts to reduce commodity risk are also subject to risk because the commodities under the financial contracts are normally not of the same grade or location of fuel as that owned by the Company in its business. Open positions under these futures and forward contracts were not significant at July 1, 2001.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2001 annual shareholder meeting in Fort Worth, Texas, on May 30, 2001. At that meeting Victor Puente, Sr. and Robert W. Ratliff were elected to the Board of Director and John H. Harvison, E. Michael Gregory, and Garland R. McDonald were re-elected to the Board of Directors. The voting results by persons present at the meeting or by proxy were as follows:


                                              Nominees
                      ------------------------------------------------------
                           Victor            Robert W.             John H.
                         Puente, Sr.          Ratliff             Harvison
                       ---------------    --------------     ---------------
                       Votes         %    Votes        %     Votes         %
                       -----     -----    -----    -----     -----     -----
                                   (in thousands, except percentages)

For                    3,537       93%    3,537      93%     3,537       93%
Withheld                 113        3%      113       3%       113        3%
Abstain                    0        0%        0       0%         0        0%
Non-votes                168        4%      168       4%       168        4%
                       -----     -----    -----    -----     -----     -----
Totals                 3,818      100%    3,818     100%     3,818      100%
                       =====     =====    =====    =====     =====     =====


                                              Nominees
                            -----------------------------------------
                              E. Michael                  Garland R.
                                Gregory                    McDonald
                            ---------------            --------------
                            Votes         %            Votes        %
                            -----     -----            -----    -----
                                (in thousands, except percentages)

For                         3,537       93%            3,537       93%
Withheld                      113        3%              113        3%
Abstain                         0        0%                0        0%
Non-votes                     168        4%              168        4%
                            -----     -----            -----     -----
Totals                      3,818      100%            3,818      100%
                            =====     =====            =====     =====


     The other directors, whose terms of office as a director continued after the meeting on May 30, 2001, were J.D. St. Clair, Michael Triantafellou, Robert
J. Byrnes, Joseph F. Leonardo, and John D. Harvison. At a meeting of the Board of Directors immediately following the shareholder meeting, the Board of Directors elected Victor Puente, Sr. and Robert W. Ratliff to its Audit Committee.

                                OTHER INFORMATION

     On or about June 18, 2001, Garland R. McDonald and E. Michael Gregory were elected to the Board of Trustees of FFP Real Estate Trust, the general partner of FFP Partners, L.P., and resigned from the Board of Directors of the Company.


                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

     None.


Reports on Form 8-K

     None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FFP MARKETING COMPANY, INC.
                                   Registrant

Date:  August 15, 2001             By:    /s/ John H. Harvison
                                   -----------------------------
                                   John H. Harvison
                                   Chairman and Chief Executive Officer

Date:  August 15, 2001             By:    /s/ Craig T. Scott
                                   -----------------------------
                                   Craig T. Scott
                                   Vice President - Finance and
                                   Chief Financial Officer