Form 10-Q
period 2001-09-30
FFP MARKETING CO INC
filed 2001-11-14
CIK 1050891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------


|X| Quarterly report pursuant to Section 13  or 15(d) of the Securities Exchange
    Act of 1934

              For the quarterly period ended September 30, 2001, or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ___ No ________


                             Common Shares 3,818,747
             (Number of shares outstanding as of November 14, 2001)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                September 30,      December 31,
                                                      2001             2000
                                                -------------      ------------
                                         (In thousands, except number of shares)

                                    ASSETS

Current assets -
  Cash and cash equivalents                           $13,057           $14,572
  Investments in stocks and bonds                       2,890             3,084
  Trade receivables                                    25,499            28,671
  Notes receivable, current portion                     1,573             1,391
  Receivables from affiliates, current portion            652               770
  Inventories                                          22,297            24,502
  Deferred income taxes                                 1,166             1,181
  Prepaid expenses and other current assets               621               676
                                                      -------          --------
     Total current assets                              67,755            74,847
Property and equipment, net                            37,554            38,074
Notes receivable, excluding current portion             4,650             3,620
Other assets, net                                      10,736             8,320
                                                      -------           -------
     Total assets                                    $120,695          $124,861
                                                      =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  Current installments of long-term debt               $1,616            $1,642
  Current installments of capital lease obligations       437               437
  Accounts payable                                     20,645            21,190
  Money orders payable                                 17,330            18,237
  Advances from affiliate                               2,138             1,407
  Accrued expenses and other current liabilities       10,577            14,182
                                                      -------          --------
     Total current liabilities                         52,743            57,095
Long-term debt, excluding current installments         37,111            37,557
Capital lease obligations, excluding
   current installments                                 3,769             4,042
Deferred income taxes                                   3,648             3,367
Other liabilities                                       1,915             2,081
                                                      -------          --------
     Total liabilities                                 99,186           104,142
Commitments and contingencies                              -                 -
Stockholders' equity -
    Common stock ($0.01 par value; 9,000,000
       common shares authorized; 3,818,747
       common shares issued and outstanding)           22,235            22,235
    Retained earnings (accumulated deficit)               213              (547)
    Accumulated other comprehensive loss                 (939)             (969)
                                                      -------          --------
      Total stockholders' equity                       21,509            20,719
                                                      -------          --------

      Total liabilities and stockholders' equity     $120,695          $124,861
                                                      =======           =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three Months Ended   Nine Months Ended
                                      -------------------- --------------------
                                      Sept. 30,  Sept. 24, Sept. 30,  Sept. 24,
                                         2001      2000        2001      2000
                                      --------   --------   --------   -------
                                          (In thousands, except per share data)

Revenues -
  Motor fuel                          $129,232   $150,482   $413,411   $420,316
  Merchandise                           25,748     27,892     76,069     85,837
  Gain on sale/conversion of stores        380      1,081      1,611      2,531
  Miscellaneous                          2,725      2,591      8,598      6,782
                                        ------     ------     ------     ------
     Total revenues                    158,085    182,046    499,689    515,466

Costs and expenses -
  Cost of motor fuel                   120,443    141,764    389,728    396,673
  Cost of merchandise                   18,346     19,786     53,897     60,268
  Direct store expenses                 11,283     12,499     34,500     37,893
  General and administrative expenses    3,769      3,388     12,257     11,190
  Depreciation and amortization          1,939      1,937      5,669      5,397
                                        ------     ------     ------     ------
     Total costs and expenses          155,780    179,374    496,051    511,421

Operating income                         2,305      2,672      3,638      4,045

  Interest income                          358        399        946      1,116
  Interest expense                       1,109      1,011      3,432      3,318
                                        ------     ------     ------     ------

Income before income taxes               1,554      2,060      1,152      1,843

Deferred income tax expense                529        618        392        553
                                        ------     ------     ------     ------

Net income                              $1,025     $1,442      $760      $1,290
                                        ======     ======    ======      ======

Net income per share -
    Basic                                $0.27      $0.38     $0.20       $0.34
    Diluted                              $0.27      $0.37     $0.20       $0.34

Weighted average number of
  common shares outstanding -
    Basic                                3,819      3,819     3,819       3,819
    Diluted                              3,819      3,851     3,826       3,842



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
                                                     Sept. 30,        Sept. 24,
                                                        2001            2000
                                                     ---------        ---------
                                                            (In thousands)

Cash Flows from Operating Activities -
  Net income                                             $760            $1,290
  Adjustments to reconcile net income to
  net cash provided by operating activities -
     Depreciation and amortization                      5,669             5,397
     Provision for doubtful accounts                      201                 0
     Deferred income tax expense                          281               659
     Gain on sale of stores and properties             (1,425)           (2,531)
     Increase in stock and bond account                  (941)             (814)
     Net change in operating assets and liabilities    (3,186)           (2,900)
                                                       ------            -------
       Net cash provided by operating activities        1,359             1,101
                                                       ------            -------

Cash Flows from Investing Activities -
  Repayments of advances to affiliate                     118               152
  Additions of property and equipment, net             (3,731)           (3,949)
  Increase (decrease) in notes receivable                 753              (102)
                                                       ------            -------
      Net cash used by investing activities            (2,860)           (3,899)
                                                       ------            -------

Cash Flows from Financing Activities -
  Advances from affiliate                                 731             1,738
  Net payments on debt and capital leases                (745)           (1,258)
                                                       ------            -------
      Net cash provided (used) by financing activities    (14)              480
                                                       ------            -------
Net decrease in cash and cash equivalents              (1,515)           (2,318)

Cash and cash equivalents at beginning of period       14,572            20,868
                                                       ------            -------

Cash and cash equivalents at end of period            $13,057           $18,550
                                                      =======            ======


Supplemental Disclosure of Cash Flow Information -
------------------------------------------------

Cash paid for interest                                 $3,432            $3,318



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

     The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 30, 2001, and as discussed below.


2.  Income per Share

     Basic net income per share is net income divided by the weighted average number of common shares outstanding for the year. Diluted net income per share is net income divided by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. Outstanding options to acquire 303,667 and 253,667 common shares were excluded from the diluted computation for the three-month and nine-month periods ended September 30, 2001, respectively, and outstanding options to acquire 0 and 228,667 common shares were excluded from the diluted computation for the three-month and nine-month periods ended September 24, 2000, respectively, because the effect would have been anti-dilutive. The following table reconciles the denominators of the basic and diluted net income per share calculations for the three-month and nine-month periods ended September 30, 2001, and September 24, 2000:



                                        Three Months Ended   Nine Months Ended
                                        ------------------- -------------------
                                        Sept. 30, Sept. 24, Sept. 30, Sept. 24,
                                          2001      2000     2001      2000
                                        --------- --------- --------- ---------
                                                    (In thousands)

Weighted average number of
   common shares outstanding              3,819     3,819    3,819     3,819
Effect of dilutive options                    0        32        7        23
                                          -----     -----    -----     -----
Weighted average number of
  common shares outstanding,
  assuming dilution                       3,819     3,851    3,826     3,842
                                          =====     =====    =====     =====

3.  Operating Segments

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail and wholesale sale of motor fuel, merchandise and other products and services at convenience stores, truck stops, and other gasoline outlets ("Retail and Wholesale"), and (ii) the operation of a motor fuel terminal and processing facility ("Terminal Operations"). The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the three month and nine month periods ended September 30, 2001 and September 24, 2000:


                                Retail and   Terminal      Elimin-     Consoli-
                                Wholesale   Operations      ations       dated
                                ----------  ----------    ---------    --------
                                                (In thousands)

Nine Months Ended September 30, 2001
------------------------------------

Revenues from external sources    $410,436     $89,253           0      $499,689
Revenues from other segment         13,646      23,245     (36,891)            0
Depreciation and amortization        5,179         490           0         5,669
Income (loss) before income taxes   (2,034)      3,186           0         1,152


Nine Months Ended September 24, 2000
------------------------------------

Revenues from external sources    $446,047     $69,419            0     $515,466
Revenues from other segment              0      26,600      (26,600)           0
Depreciation and amortization        4,959         438            0        5,397
Income before income taxes           1,650         193            0        1,843


Third Quarter 2001
------------------

Revenues from external sources    $130,236     $27,849            0     $158,085
Revenues from other segment         10,259       8,117      (18,376)           0
Depreciation and amortization        1,772         167            0        1,939
Income (loss) before income taxes      (15)      1,569            0        1,554


Third Quarter 2000
------------------

Revenues from external sources    $152,343     $29,702            0     $182,045
Revenues from other segment              0      10,820      (10,820)           0
Depreciation and amortization        1,796         141            0        1,937
Income before income taxes           1,821         239            0        2,060



4.  Comprehensive Income

     The components of comprehensive income for the three and nine month periods ended September 30, 2001 and September 24, 2000, are set forth below:

                                        Three Months Ended   Nine Months Ended
                                        ------------------- -------------------
                                        Sept. 30, Sept. 24, Sept. 30, Sept. 24,
                                          2001      2000     2001      2000
                                        --------- --------- --------- ---------
                                                    (In thousands)

Net income                               $1,025    $1,442     $760    $1,290
Unrealized net gains (losses) on
  available-for-sale securities,
  net of tax                               (232)        0       30         0
                                          -----     -----    -----     -----
    Comprehensive income                   $793    $1,442     $790    $1,290
                                          =====     =====    =====     =====


5.   Notes Payable and Long-Term Debt

     In June 1998 the Company closed 44 loans in the original principal amount of $9,420,000 and secured by the Company's assets at 44 of 94 convenience stores acquired in December 1997. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At September 30, 2001, and December 31, 2000, $7,850,000 and $8,359,000, respectively, remained outstanding on these loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of those 11 properties with fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000, with maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At September 30, 2001, and December 31, 2000, $858,000 and $908,000, respectively, remained outstanding on these loans.

     The land and building at the remaining 14 of those 25 stores were purchased in February 1999 by FFP Partners and immediately leased to the Company under real estate leases with a 15-year term. The real estate leases with FFP Partners require a total monthly rent payment of $99,000 with a rate of return of approximately 14%. Under generally accepted accounting principles, each real estate lease is treated as two leases: a land lease and a building lease. Each land lease is classified as an operating lease, with monthly payments for all such land leases aggregating $28,000. Each building lease is classified as a capital lease, with monthly payments for all such building leases aggregating $71,000. The amount of rent allocated to the capital lease obligation for the buildings in the original amount of $3,932,000 results in an implicit rate of approximately 20%. As a condition to the Company's acquisition of store operations at those 14 fee locations, the Company was required to guarantee the acquisition indebtedness in the original amount of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At September 30, 2001, and December 31, 2000, the outstanding amounts on loans of FFP Partners guaranteed by the Company were $8,734,000 and $9,000,000, respectively. The Company's scheduled real estate lease payments to FFP Partners equal or exceed the debt service costs of FFP Partners during the term of the leases.

     In June 1999 the Company refinanced its previous long-term revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the original principal amount of $23,800,000. This long-term debt is payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. This loan is secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At September 30, 2001, and December 31, 2000, $22,162,000 and $22,773,000,
respectively, remained outstanding on these loans.

     In December 1999 the Company obtained a revolving credit facility with a third party lender providing for borrowings up to $10,000,000 (the "Prior Revolver"). The amount available at any time under the Prior Revolver was equal to a borrowing base of 80% of certain trade receivables plus 60% of the Company's inventory at its terminal facility; provided, however, that any draw which would cause outstanding borrowings under the facility to exceed $5,000,000 was limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. At the end of the third quarter of 2001, the Company's borrowing base was limited under the agreement to $9,800,000. The net value of marketable securities at that brokerage firm was $2,566,000 and $2,711,000 at September 30, 2001, and December 31, 2000, respectively. The Prior Revolver accrued interest on amounts outstanding at the lender's prime rate plus one percentage point, payable monthly, and was scheduled to mature in December 2002. At September 30, 2001, and December 31, 2000, $6,973,000 and $6,858,000,
respectively, were outstanding under the Prior Revolver. The loan was subject to a Loan Agreement and a Security Agreement dated in December 1999 between the lender and two subsidiaries of the Company, as co-borrowers. The agreement contained covenants including a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1. Loans under the agreement are secured by all of the Company's trade accounts receivable and its inventories at the terminal. The Company was in compliance with its loan covenants at the end of the third quarter.

     On November 5, 2001, the Company closed on a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000 (the "New Revolver"). The amount available at any time under the loan is equal to a borrowing base of 85% of certain trade receivables plus 70% of the Company's inventory at its terminal facility. Amounts owed under the New Revolver bear interest at the lender's prime rate plus three-quarters of one percentage point, payable monthly, and the New Revolver matures in November 2004. The loan is subject to a Loan Agreement and Security Agreement dated November 5, 2001 between the lender and two subsidiaries of the Company, as co-borrowers. The agreement contains covenants including a financial covenant requiring the Company to maintain a minimum specified amount of earnings before interest, taxes, depreciation, and amortization. Loans under the agreement are secured by all of the Company's wholesale accounts receivable and its inventories at the terminal.

6.       New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets. This standard revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 modifies existing standards for reporting the impairment of long-lived assets and the accounting and reporting for discontinued operations. As required, the Company will adopt SFAS 144 in the first quarter of 2002 but does not expect SFAS 144 to have a material effect on the Company's financial position or results of operations.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

     FFP Marketing Company, Inc. (the "Company") was formed as a Texas corporation immediately prior to the December 1997 organizational restructuring of FFP Partners, L.P. ("FFP Partners"). In that restructuring, all of the assets and businesses of FFP Partners were transferred to the Company, except that FFP Partners retained the improved real property previously used in its retail operations. Unless the context requires otherwise, references herein to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners and its then subsidiaries, which are now subsidiaries of FFP Marketing Company, Inc.

     In the December 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997. Accordingly, each such person owning the same economic interest in the Company as they had previously held in FFP Partners.

     The Company conducts its operations through the following subsidiaries:



    Entity Name and Type              Date Formed      Principal Activity
--------------------------------     ------------    ------------------------

FFP Operating Partners, L.P.,        December 1986   Operation of convenience
a Delaware limited partnership                       stores and retail outlets;
                                                     sale of money orders

Direct Fuels, L.P.,                  December 1988   Operation of fuel terminal
a Texas limited partnership                          and wholesale fuel sales

FFP Financial Services, L.P.,        September 1990  Sale of money order
a Delaware limited partnership                       equipment

Practical Tank Management, Inc.,     September 1993  Underground storage tank
a Texas corporation                                  monitoring

FFP Transportation, L.L.C.,          September 1994  Ownership of tank trailers
a Texas limited liability company                    and transportation of motor
                                                     fuel

FFP Money Order Company, Inc.,       December 1996   Sale of money orders
a Nevada corporation                                 through agents


     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sales of motor fuel, merchandise and other products and services at 430 retail locations (comprised of 172 Company-operated convenience stores, 12 truck stops, and 246 gas-only stores), and the wholesale sale of motor fuel, and (ii) the operation of a motor fuel terminal and processing facility. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

   Fuel Sales and Margins
   ----------------------

                          Third Quarter                   Year-to-Date
               --------------------------------  -----------------------------
                                       Change                        Change
                                  -------------                   -------------
                 2001     2000     Amount    %     2001     2000   Amount    %
               -------  -------   -------   ---  -------  ------- -------   ---
                     (In thousands, except average prices and per gallon data)

Fuel sales    $129,232 $150,482 $(21,250) (14%) $413,411 $420,316 $(6,905)  (2%)
Fuel margin     $8,789   $8,718      $71    1%   $23,683  $23,643     $40    0%
Gallons sold -
  Retail        56,874   62,227   (5,353)  (9%)  172,797  185,792 (12,995)  (7%)
  Wholesale     21,701   25,341   (3,640) (14%)   66,215   73,546  (7,331) (10%)
  Terminal      27,447   25,800    1,647    6%    82,955   63,761  19,194   30%
    Total      106,022  113,368   (7,346)  (6%)  321,967  323,099  (1,132)  (0%)
Average per
  gallon sales
  price          $1.22    $1.33   $(0.11)  (8%)    $1.28    $1.30  $(0.02)  (2%)
Margin per
 gallon (cents)    8.3      7.7      0.6    8%       7.4      7.3     0.1    1%


     Partially as a result of lower fuel prices, the Company sold less motor fuel, in sales dollars, in the third quarter and first nine months of 2001 than in the corresponding periods of the prior year. Motor fuel sales decreased by $21,250,000 (14%) in the third quarter of 2001 and by $6,905,000 (2%) in the first nine months of 2001, compared to the corresponding periods of 2000. Retail and wholesale sales declines were offset by additional sales at the terminal. Although terminal sales declined slightly by $462,000 (2%) in the third quarter of 2001, terminal sales increased by $21,198,000 (31%) in the first nine months of 2001, compared to corresponding periods of 2000. Retail motor fuel sales declined by $12,774,000 (14%) and by $14,699,000 (6%) in the comparative three-month and nine-month periods, respectively, largely as a result of increased competition. Although wholesale motor fuel sales margins increased in both the third quarter and the first nine months of 2001, compared to 2000, wholesale sales declined by $7,153,000 (22%) and by $11,015,000 (12%) in the comparative three-month and nine-month periods, respectively.

     In gallons sold, motor fuel sales decreased by 7,346,000 gallons (6%) in the third quarter of 2001 and by 1,132,000 gallons (0%) in the first nine months of 2001, compared to sales in corresponding periods of 2000. These increases resulted from additional sales at the terminal, which increased by 1,647,000 gallons (6%) and by 19,194,000 gallons (30%) in the three and nine-month periods, respectively, and offset a decline in retail and wholesale sales, compared to the corresponding periods of 2000.

     The Company's overall gross profit on motor fuel sales was $8,789,000 in the third quarter of 2001, a $71,000 (1%) increase from motor fuel gross profit in the corresponding quarter in 2000. Third quarter gross fuel margin increased principally as a result of higher margins per gallon. For the first nine months of 2001, the Company earned an overall gross profit on motor fuel sales of $23,683,000, a slight increase of $40,000 (0%) from motor fuel gross profit in the corresponding period of last year. Fuel margins over the first nine months of 2001 increased slightly as a result of additional gross profit on terminal sales and wholesale sales but were offset by increased competition in retail operations.

    Merchandise Sales and Margins
    -----------------------------

                           Third Quarter                   Year-to-Date
                  ------------------------------   ----------------------------
                                       Change                        Change
                                    ------------                   ------------
                    2001     2000    Amount   %      2001    2000   Amount   %
                  -------  -------  -------  ---  ------- ------- -------- ----
                           (In thousands, except average weekly sales data)

Mdse sales        $25,748  $27,892 $(2,144) (8%)  $76,069 $85,837 $(9,768) (11%)
Mdse margin        $7,402   $8,106   $(704) (9%)  $22,172 $25,569 $(3,397) (13%)
Mdse margin %,
  convenience stores
  and truck stops   27.5%    27.2%     0.3%  1%     27.6%   28.2%   (0.6%)  (2%)
Average weekly mdse
 sales per store-
  Convenience
     stores       $11,964  $10,907  $1,057  10%  $11,502  $11,187    $315    3%
  Truck stops     $16,378  $17,669 $(1,291) (7%) $16,133  $16,724   $(591)  (4%)
Average number
 of stores
 selling mdse-
  Convenience stores  173      196     (23)(12%)     179      207     (28) (14%)
  Truck stops          12       13      (1) (8%)      13       13      (0)  (0%)


     Merchandise sales decreased by $2,144,000 in the third quarter of 2001 (8%), compared to the third quarter of 2000, and by $9,768,000 for the first nine months of 2001 (11%), compared to the same period of the prior year. A principal factor for the changes was that the Company operated an average of 12% fewer convenience stores in the third quarter of 2001 than in same quarter of 2000 and 14% fewer convenience stores in the first nine months of 2001 than in the first nine months of 2000. Likewise, the Company operated only 170 convenience stores at the end of the third quarter of 2001 compared to operating 187 at the end of the third quarter of 2000. Implementing the Company's previously announced strategy of converting Company-operated stores to gas-only outlets caused the decline in the number of convenience stores.

     Merchandise gross profit, or margin, decreased by $704,000 (9%) and $3,397,000 (13%) for the three and nine month periods of 2001, respectively, when compared to the corresponding periods of the prior year. Total merchandise margin declined for these comparative periods principally because the Company operated fewer convenience stores in 2001 than in 2000, as described above, and increased retail competition.

   Other Income and Expenses
   -------------------------

     Miscellaneous revenues include lottery ticket sales income, money order sales income, commissions received on alcoholic beverage sales, check cashing fees, state excise tax handling fees, gains on asset sales, unrealized gains or losses on investments in trading securities (but not available-for-sale securities), exchange and motor fuel trading gains and losses, and various other types of income. Miscellaneous revenues were $3,105,000 and $10,209,000 in the third quarter and first nine months of 2001, respectively, constituting a decrease of $567,000 (15%) and an increase of $896,000 (10%), respectively, compared to miscellaneous revenues of $3,672,000 and $9,313,000 in the corresponding periods of 2000.

     The Company continued to sell/convert certain of its Company-operated convenience stores to gas-only stores, although fewer sales were made in 2001 (3 sales in the third quarter and 22 sales in the first nine months of 2001), compared to 2000 (13 sales in the third quarter and 30 sales in the first nine months of 2000). The amount of the gains also declined. Specifically, gains from the sale/conversion of Company-operated convenience stores to gas-only outlets were $380,000 and $1,611,000 in the third quarter and first nine months of 2001, respectively, compared to gains of $1,081,000 and $2,531,000 in the third quarter and first nine months of 2000, respectively.

     The improvement in miscellaneous revenues in the first nine months of 2001 was achieved in spite of the Company operating 29 fewer convenience stores, on average, in the first nine months of 2001 than in the same period of the prior year. A material factor in the comparable three-month and nine-month periods was that no unrealized losses from trading securities were included in earnings in the third quarter or first nine months of 2001, compared to unrealized losses from trading securities of $715,000 and $2,036,000 included in earnings in the third quarter and first nine months of 2000. Also, exchange and motor fuel trading gains of $160,000 and $462,000 were incurred in the third quarter and first nine months of 2001, respectively, compared to exchange and motor fuel trading gains of $233,000 and $247,000 in the third quarter and in the first nine months of 2000, respectively.

     Direct store expenses decreased by $1,216,000 (10%) to $11,283,000 in the third quarter of 2001, compared to $12,499,000 in the third quarter of 2000. Likewise, direct store expenses for the nine-month period decreased by $3,393,000 (9%) to $34,500,000, compared to $37,893,000 in the first nine months of 2000. These decreases primarily resulted from operating fewer convenience stores in 2001 than in 2000.

     General and administrative expenses increased by $381,000 (11%) and by $1,067,000 (10%) in the three and nine-month periods ended September 30, 2001, respectively, compared to the corresponding periods of 2000. These increases resulted largely from additional expenses resulting from increased activity in fuel transportation and terminal operations, as well as additional bad debts and legal expenses.

     Depreciation and amortization increased by $2,000 (0%) in the third quarter of 2001, compared to the corresponding quarter of 2000. For the nine-month period in 2001, compared to the corresponding period in 2000, depreciation and amortization increased by $272,000 (5%). This increase resulted from depreciation of property and equipment additions made during 2001 and 2000.

     Interest income declined by $41,000 (10%) and by $170,000 (15%) in the third quarter and first nine months of 2001, respectively, compared to corresponding periods in 2000. These decreases were due to a decline in interest rates on investments.

         Interest expense increased by $98,000 (10%) and by $114,000 (3%) during the third quarter and first nine months of 2001, respectively, when compared to corresponding periods of 2000. These increases resulted from higher debt levels in the first nine months of 2001 than in 2000. In future years, these loan payments will slowly convert to a higher percentage of principal payments and a lower percentage of interest payments.


Liquidity and Capital Resources
-------------------------------

     The majority of the Company's working capital is provided from three sources: (i) liquid investments, (ii) cash flows from operations, and (iii) borrowings under its revolving line of credit facility. The Company believes that these investments, operating activities, and short-term working capital facilities will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     Since December 1999, the Company from time to time utilized a revolving line of credit facility for borrowings of up to $10,000,000, with the amount available at any time limited to a borrowing base equal to 80% of certain of its trade receivables plus 60% of its inventory at the terminal; provided, however, that any amounts which would have caused outstanding borrowings under the facility to exceed $5,000,000 were limited to 140% of the net value of debt and equity securities in the Company's trading account at a brokerage firm. At September 30, 2001, the borrowing base was limited under the loan agreement to $9,800,000, and the Company's borrowings were $6,972,000 under such revolving credit facility at that time. The net value of the Company's securities at that brokerage firm was approximately $2,566,000 on that date.

     On November 5, 2001, the Company closed a new revolving credit facility with another lender for borrowings of up to $20,000,000, with the amount available at any time limited to a borrowing base equal to 85% of its eligible wholesale receivables plus 70% of its inventory at the terminal. In closing this new facility, the Company terminated its prior revolving credit facility and paid $150,000 in prepayment penalties. The new loan is payable monthly on amounts borrowed and matures in three years. Such loan is subject to a loan and security agreement between the lender and two operating subsidiaries of the Company and is guaranteed by the Company and its other subsidiaries. The agreement contains numerous covenants, including a financial covenant to maintain a specified minimum amount of earnings before interest, taxes, depreciation, and amortization.

     Subject to  obtaining  satisfactory  deal  terms,  the  Company  intends to continue to sell its inside convenience store operations at certain Company-operated convenience stores to independent operators while retaining a motor fuel concession at those locations. It has identified numerous Company-operated convenience stores that it would consider converting to gas-only stores in such a manner. The Company may or may not purchase additional convenience stores in 2001 and beyond as the convenience store industry goes through a period of greater competition and consolidation. Any such dispositions or acquisitions will impact the Company's financial results and liquidity. In the third quarter and first nine months of 2001, the Company closed on the sale/conversion of 3 and 22 stores, respectively. The sale/conversion of several other stores was under contract at the end of each period, although the rate of such conversions appears to be declining lately.

     The Company is also pursuing certain management contracts under which it would manage convenience stores for lenders who have foreclosed on other convenience store operators. No such management contracts have yet been executed.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were insignificant at the end of the third quarter of 2001.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $17,330,000 at the end of the third quarter of 2001. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents.

     The Company had positive working capital of $15,012,000 at the end of the third quarter of 2001. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. Consequently, management believes that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates on borrowing under the facility. Approximately 16% of the Company's long-term obligations at the end of the third quarter of 2001 was subject to variable interest rates. The remainder of the Company's long-term debt is fixed rate financing and not subject to interest rate risk.

     The Company is also subject to market risks related to increasing fuel prices and sometimes attempts to reduce that risk by purchasing commodity futures and forward contracts. Such attempts to reduce commodity risk are also subject to risk because the commodities under the financial contracts are normally not of the same grade or location of fuel as that owned by the Company in its business. Open positions under these futures and forward contracts were not significant at September 30, 2001.


                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

         None.


Reports on Form 8-K

         None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FFP MARKETING COMPANY, INC.
                                    Registrant

Date:  November 14, 2001            By: /s/ John H. Harvison
                                        ----------------------------------
                                        John H. Harvison
                                        Chairman and Chief Executive Officer

Date:  November 14, 2001            By: /s/ Craig T. Scott
                                        -----------------------------------
                                        Craig T. Scott
                                        Vice President - Finance and
                                        Chief Financial Officer