Form 10-K
period 2001-12-30
FFP MARKETING CO INC
filed 2002-06-24
CIK 1050891

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 30, 2001, or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ____ ]

     The aggregate market value of shares held by non-affiliates of the registrant at March 1, 2002, was $4,877,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the common shares of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.
                             Common Shares 3,818,747
                (Number of shares outstanding as of May 15, 2002)

                                    FORM 10-K

                                      INDEX

                                                                          Page
Part I
  Item 1.  Business                                                          1
  Item 2.  Properties                                                       12
  Item 3.  Legal Proceedings                                                13
  Item 4.  Submission of Matters to a Vote of Security Holders              14

Part II
  Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  15
  Item 6.  Selected Financial and Operating Data                            16
  Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          17
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk       35
  Item 8.  Financial Statements and Supplementary Data                      35
  Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          35

Part III
  Item 10. Directors and Executive Officers of the Registrant               36
  Item 11. Executive Compensation                                           38
  Item 12. Security Ownership of Certain Beneficial Owners and Management   43
  Item 13. Certain Relationships and Related Transactions                   45

Part IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports
               on Form 8-K                                                  48

Signatures                                                                  49

                                     PART I

ITEM 1.  BUSINESS

General Background

     FFP Marketing Company, Inc. (the "Company") is a Texas corporation formed in connection with the December 1997 restructuring of FFP Partners, L.P. ("FFP Partners"). In that reorganization, which was undertaken for Federal income tax considerations, all of FFP Partners' assets and businesses were transferred to the Company, except for the improved real estate used by FFP Partners in its former retail operations. Unless the context requires otherwise, references in this report to "FFP Marketing" or to the "Company" include the activities of FFP Marketing and its subsidiaries for activities after the December 1997 restructuring and the activities of FFP Partners and its subsidiaries prior to the December 1997 restructuring. Two members of the Company's senior management hold similar management positions with FFP Partners. In the 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners on that date.

     The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117. The Company's main telephone number is (817) 838-4700, and its Internet web site address is http://www.ffpmarketing.com.

     In 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined that a charge of $1,121,000 and $448,000, net of taxes, should be made to the net income (loss) of the Company in 2000 and 1999, respectively. As a result, the Company's consolidated financial statements, contained herein, as of year end 2000, and for fiscal years 2000 and 1999, have been restated to correct those misstatements, rather than the amounts shown in its previously issued consolidated financial statements and annual reports. The Company's quarterly results for 2001 have also been restated in Note 15 to reflect similar changes in the first three quarters. The adjustments result from bookkeeping errors regarding amounts recorded as credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits. The Company is in the process of reviewing the administrative, accounting and operational policies, procedures and personnel relating to its recording and reconciliation of credit card receivables, fuel receivables and payables, and compliance with those policies and procedures, to identify potential areas where improvements and increased efficiencies may be implemented. Improvements to previous policies, procedures and personnel have been, and will continue to be, implemented as quickly as practicable.

Operating Segments

     The Company and its subsidiaries are principally engaged in two operating segments: (1) the retail sale of motor fuel, merchandise, and ancillary products and services at 426 convenience stores, truck stops, and other gasoline outlets ("Retail Operations"), and (2) wholesale motor fuel sales and the operation of a motor fuel terminal and processing facility ("Wholesale and Terminal Operations"). {See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 for financial information for each segment.}

     Retail Operations Segment
     -------------------------

     Description of Operations. The Company commenced operations in May 1987 upon the purchase of its initial base of retail outlets from companies owned by members of its senior management. The Company conducts its retail operations through its 100%-owned subsidiaries, FFP Operating Partners, L.P.; FFP Financial Services, L.P.; FFP Money Order Company, Inc.; Practical Tank Management, Inc.; and FFP Transportation, L.L.C.

     Convenience Stores. The Company operated an average of 177 convenience stores during 2001, a decrease of 25 stores, or 12%, from the average of 202 convenience stores operated by the Company in 2000. The Company's convenience stores operate under one of several different trade names. The principal trade names are "Kwik Pantry", "Nu-Way", "Economy Drive-In", "Taylor Food Mart", and "Mr. Cut-Rate."

     The Company's convenience stores are open seven days a week, offer extended hours (47 stores are open 24 hours a day, and the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as money orders, telephone calling cards, lottery tickets, health and beauty aids, magazines and, at all but two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 48 stores), some with limited in-store seating.

     The Company has owned branded fast food outlets in selected convenience stores and truck stops since 1993. Six of its convenience stores had branded food outlets at the end of 2001, including small "express" franchises of name brands such as Kentucky Fried Chicken, Subway Sandwiches, Baskin Robbins, and Blimpie's. {See Store Development; Products, Store Design and Operation.}

     At year end 2001, the Company operated 168 convenience stores, a net decrease of 18 stores from the 186 convenience stores (10%) operated at year end 2000. This decrease in the number of convenience stores resulted as Company continued to pursue its ongoing strategy of selling the inside merchandise operations at certain of its convenience stores to third parties. See "Gas-Only Stores, below".) In 2001, the Company converted 26 of its convenience stores to Gas-Only Stores by selling the merchandise operations to third parties and opened 8 convenience stores, resulting in a net decrease of 18 convenience stores for the year.

     Revenues from convenience stores declined by 17% in 2001 compared to convenience store revenues in 2000 because of a decrease in both fuel prices and gallons sold and because of a decrease in the number of convenience stores operated by the Company. Convenience store revenues accounted for 33% (36% in 2000) of the Company's total revenues in 2001. The percentage of convenience store revenues to total revenues decreased because of an increase in revenues at the terminal.

     The average weekly merchandise sales at convenience stores in 2001 were $11,349 per store, and average weekly motor fuel sales were 9,463 gallons per store. In comparison, the average weekly sales per store in 2000 were $10,955 of merchandise and 9,679 gallons of fuel.

     The average gross margin on motor fuel sales at convenience stores was 9.23 cents per gallon in 2001, compared to 11.13 cents per gallon in 2000, a 17.1% decrease. Gross margins on motor fuel declined principally because the Company's average cost of motor fuel during the year decreased at a lower rate than its average sales price for motor fuel decreased during the same period. In the past several years, the industry in general has experienced a minimal increase in refinery capacity, if any, which affects the Company's cost of motor fuel, while retail competition has increased significantly during the same period. The average gross margin on merchandise sales was 26.7% in 2001, compared to 27.0% in 2000, a 1.1% decrease.

     Truck Stops. At the end of 2001, the Company operated 11 truck stops, compared to 13 at year end 2000. In 2001, the Company sold one truck stop and another truck stop was closed after sustaining extensive fire damage. The remaining truck stops, which operate principally under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed toward truck drivers and the traveling public. Three of the Company's 11 truck stops have full service restaurants. The Company operates one of the restaurants and leases the other two to independent operators. Three of the other truck stops offer prepared-to-order food service, including two outlets that have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one that has a Pizza Hut franchise within the store. Three of the truck stops provide deli service, and two provide food service such as than hot dogs, nachos, and cold sandwiches.

     Truck stop revenues (including their associated restaurants and food service facilities) declined by 17% in 2001, compared to truck stop revenues in 2000, principally because of a decrease in both fuel prices and gallons sold. In 2001, the truck stop revenues accounted for 9% (9% in 2000) of the Company's consolidated revenues.

     For truck stops in 2001, average weekly per outlet merchandise and food sales (including restaurants) were $16,179 ($17,170 in 2000) and average weekly per outlet fuel sales were 49,774 gallons (54,827 gallons in 2000). Truck stop operational performance has declined as a result of increased competition, which is expected to continue in future years.

     The average gross margin on motor fuel sales at truck stops was 6.95 cents per gallon in 2001, compared to 8.78 cents per gallon in 2000, a 20.8% decrease, principally caused by increased competition. The average gross margin on merchandise sales and food sales (including restaurants) was 38.3% in 2001, compared to 39.1% in 2000, a 2.0% decrease.

     "Gas-Only Stores". The Company owned motor fuel concessions at 247 convenience stores operated by third parties ("Gas-Only Stores") at year end 2001, a net increase of 17 outlets from 230 Gas-Only Stores at year end 2000. The increase in Gas-Only Stores resulted from the sales/conversion of 26 Company-operated convenience stores to Gas-Only Stores in 2001 (compared to 34 sold in 2000), minus a net closing of 9 other Gas-Only Stores during the year.

     When the Company sells the merchandise sales portion of the Company's convenience store operations to third parties, the Company retains the motor fuel inventory, fuel pumps, equipment and underground storage tanks at the Gas-Only Stores and provides the motor fuel supply for customers at that location. The actual sale of the motor fuel to customers is conducted by the operators of the outlets on behalf of the Company pursuant to gas-only store contracts. Under the gas-only store contracts, Company provides the motor fuel inventory, the fuel storage and dispensing equipment, and maintains the fuel equipment, while the store operators collect and remit sales proceeds for motor fuel sales to the Company. The Company compensates the convenience store operators at these locations in the form of negotiated commissions based on profits and/or the volume of fuel sold. In those instances where an operator owns the real estate underlying his store, the gas-only store contract usually grants the Company the right of first refusal to purchase his convenience store if it is ever offered for sale. Many of the gas-only store contracts have renewal options. Based on past experience, the Company believes that a significant number of those gas-only store contracts that do not have renewal options will be renegotiated and renewed upon expiration. In addition to the gas-only store contracts between the store operators and the Company, many of these operators either lease or sublease the store building and land from the Company or its affiliates.

     Revenues from Gas-Only Stores decreased by 2% in 2001 over 2000 gas-only revenues, principally because of decreased fuel prices and lower volumes sold, offset by the greater number of Gas-Only Stores. In 2001, gas-only outlet revenues accounted for 23% (21% in 2000) of the Company's consolidated revenues. The percentage of Gas-Only Store revenues to total revenues increased because of an increase in the number of Gas-Only Stores, offsetting a reduction in average fuel sales per outlet at Gas-Only Stores.

     During 2001, Gas-Only Stores averaged weekly per outlet fuel sales of 8,740 gallons, compared to 9,253 gallons per week in 2000. The average gross margin on motor fuel sales at Gas-Only Stores was 6.36 cents per gallon in 2001, compared to 8.85 cents per gallon in 2000, a 28.1% decrease. Motor fuel sales and motor fuel margins at the Gas-Only Stores declined largely as a result of increased retail competition.

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

     Improvements in Store Performance. In 1994 the Company began a new strategy to increase the productivity and operating efficiency of its existing store base by identifying non-core convenience stores that could contribute more to its earnings if operated by independent operators rather than by the Company. Since then, the Company has engaged in a program of selling the merchandise operations at these outlets to independent operators. During 2001 and 2000, the Company sold the merchandise operations at 26 and 34 stores, respectively, compared to only three sales in 1999. Through the end of 2001, the Company has sold the merchandise operations at 117 locations. Because of a different overhead structure, independent operators are often able to operate the stores less expensively than the Company. These sales were usually structured such that the Company retained the leasehold interest in the property and subleased the land and building to the operator for a five-year period with a five-year renewal option. The Company also entered into an agreement to operate the fuel concession at these locations. {See Motor Fuel Outlets at Independently Operated Stores.} Management believes that the sales of these operations and the resulting combination of rents, fuel profits, and other ancillary income enhance the profitability of these outlets to the Company. In 2002, the Company intends to continue this strategy of selling the merchandise operation at suitable locations at as fast of a pace as is reasonably prudent.

     In addition to the sales of the merchandise operations at certain convenience stores discussed above, management continues to seek other ways to increase the productivity of the Company's present base of convenience store and truck stop outlets. As a part of this endeavor, the Company has installed limited-menu "express" outlets of national food franchises in some of the Company's outlets. The Company operates combination Kentucky Fried Chicken/Taco Bell outlets in two truck stops, a Pizza Hut Express outlet in one truck stop, Kentucky Fried Chicken outlet in two convenience stores, a Blimpie's Sandwich franchise in two stores, a Subway Sandwich franchise in one store, a Baskin Robbins ice cream franchise in one convenience store, and regional fast food franchises in four convenience stores. The Company's experience with this type of food service operation indicates that it increases store traffic because it offers the advantage of national and regional name-brand recognition and advertising. In addition, the training and operational programs of these franchisors provide a consistent and high-quality product to customers. Management continues to evaluate its existing operations to determine if it would be appropriate to install additional outlets of this type in other locations. It is also evaluates the relative merits of the other types of franchises.

     In addition to working to enhance the performance of its existing outlets, the Company also seeks opportunities to acquire operating outlets at attractive prices. In December 1997, the Company purchased 94 convenience stores. The stores acquired are all located in states in which the Company had operations and about 80% of them are in Texas. In a similar manner, the Company purchased 25 additional convenience stores and truck stops, plus one non-operating convenience store, in February 1999. All of those stores are located in Texas. In 2001, the Company opened or purchased 8 convenience stores in Texas, Missouri and Tennessee. The Company's acquisitions have generally had a positive impact on its earnings and cash flow by operating the additional stores with minimal additional overhead. Although additional field supervisory personnel have been added, the management, purchasing and accounting for the stores has required minimal additional administrative staff.

     Opportunities to acquire and dispose of convenience stores, truck stops and motor fuel concessions are limited by competitive factors, available financing, and competing buyers. The Company continues to pursue these activities principally by the development of relationships through normal industry channels and through its fuel wholesaling operations.

     Products, Store Design, and Operation. The number and type of merchandise items stocked in the convenience stores varies from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the Company's convenience stores and truck stops offer fountain drinks and fast foods such as hot dogs, pre-packaged sandwiches and other foods. Sixty-one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, fried foods, and made-to-order sandwiches. Also, as discussed above, six convenience stores and three truck stops have small "express" outlets of national or regional fast-food franchises.

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

     Over the last several years, the Company has increased the number of its outlets that are affiliated with a large oil company, referred to as "branded" outlets. At year end 2001, the Company operated 261 branded outlets, compared to 267 branded outlets in 2000, but only 65 branded outlets in 1990.

                              Convenience    Gas-Only      Truck
                                 Stores       Stores       Stops      Total
                              -----------    --------      -----      -----

Citgo                              79           93           6         178
Chevron                            12           12           1          25
Texaco                             15            4           0          19
Conoco                              2           10           0          12
Diamond Shamrock                   12            4           0          16
Fina                                0            9           0           9
Coastal                             1            1           0           2
                                  ---          ---         ---         ---
  Total branded locations         121          133           7         261
Unbranded locations                47          114           6         163
Locations not selling fuel          2            0           0           2
                                  ---          ---         ---         ---
  Total stores                    168          247          11         426

     Branded locations often have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective oil company, the consistency of amenities offered, store locations, and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. However, the Company usually pays a higher cost for fuel at a branded location than at an unbranded location. The Company continues to evaluate the desirability of branding additional outlets at certain locations. In addition to the Company-operated convenience stores, truck stops, and fuel concessions at independently operated outlets that are branded, the Company also serves as a wholesale distributor to approximately 200 unaffiliated retail outlets that are branded.

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

     Motor Fuel Supply. The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company that branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. Fuel is purchased from approximately 40 vendors. Principal fuel suppliers in 2001 were Citgo, Conoco, Koch Refining, Fina and Chevron. The largest supplier of retail motor fuel to the Company in 2001 was Citgo, which provided approximately one-half of the total volume. No other vendor supplied more than 10% of the aggregate retail motor fuel volume. Although the Company's purchases are concentrated in a few vendors, largely due to the number of branded outlets, management believes that the competition for retail outlets among oil companies is such that the Company could find alternative supply sources if the need to do so arose, assuming that suitable credit terms from fuel vendors can be obtained.

     During recent years, the Company has not experienced any difficulties in obtaining sufficient quantities of motor fuel to satisfy retail sales requirements. However, unanticipated national or international events or a decrease in available credit from its fuel vendors could result in a curtailment of motor fuel supplies to the Company, thereby adversely affecting motor fuel sales. In addition, management believes a significant portion of its merchandise sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of the Company's operations, as well.

     Trademarks and Trade Names. The Company's convenience stores and truck stops are operated under a variety of trade names, including "Kwik Pantry," "Nu-Way," "Economy," "Dynamic Minute Mart," "Taylor Food Mart," "Drivers," "Drivers Diner," and "Mr. Cut-Rate." New outlets generally use the trade name of the Company's stores predominant in the geographic area where the new store is located. The Company sells money orders in its outlets, and through agents, under the service mark "Financial Express Money Order Company." The money orders are produced using a computer-controlled laser printing system developed by the Company. This system is also marketed to third parties under the name of "Lazer Wizard."

     Eight of the Company's truck stops operate under the trade name of "Drivers". The other truck stops use the same trade name as the Company's convenience stores in the area in which they are located.

     The Company has registered the names "Kwik Pantry," "Drivers," "Drivers Diner," "Financial Express Money Order Company," and "Lazer Wizard" as service marks or trademarks under federal law.

     Wholesale and Terminal Operations Segment
     -----------------------------------------

     Wholesale Fuel Sales. The Company now conducts substantially all of its Wholesale and Terminal Operations through its 100%-owned subsidiary, Direct Fuels, L.P. Until July 1, 2001, another of the Company's subsidiaries, FFP Operating Partners, L.P., also sold motor fuel to wholesale customers and end users.

     The Company sells branded and unbranded motor fuel on a wholesale basis to independents, regional chains and end users such as contractors, operators of vehicle fleets, and public utilities. In 2001, Citgo, Flint Hills, and Conoco were the three largest suppliers of motor fuel for the Company's wholesale sales.

     The Company is a designated a "jobber" for well-known brands such as Citgo, Chevron, Fina, Conoco, Coastal, Diamond Shamrock, and Phillips 66. This designation enables the Company to qualify independent fuel retailers to operate as a branded outlet for those large oil companies. The Company then supplies motor fuel to those retailers on a wholesale basis under contracts ranging from five to ten years. The Company purchases and sells motor fuel to fill specific orders by its branded wholesale customers.

     In addition to profit opportunities, management believes the Company's wholesale business enhances its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with independent operators of convenience stores that may, at some future time, be interested in entering into an agreement with the Company to take over the fuel concession at their outlets. {See Motor Fuel Outlets at Independently Operated Stores.}

     Excluding wholesale sales made at the terminal, wholesale revenues decreased by 16% in 2001 compared to 2000 wholesale revenues, principally because of a decrease in fuel prices. The Company's wholesale operations contributed 17% of consolidated revenues in 2001 (18% in 2000). The percentage of such wholesale revenues to total revenues decreased slightly because of an increase in revenues at the terminal.

     The average gross margin on wholesale motor fuel sales, exclusive of sales made at the terminal, was 2.49 cents per gallon in 2001, compared to 2.25 cents per gallon in 2000, a 10.7% increase.

     Terminal Operations. The Company's wholly owned subsidiary, Direct Fuels, L.P., purchased a bulk storage terminal and fuel-processing facility located in Euless, Texas (the "terminal") in 1996. Operations at the terminal began in June 1997 after the Company completed its renovation of that facility.

     Principal sources of revenue at the terminal result from the following:

o providing motor fuel terminal services (storage and delivery services) for other wholesalers, and

o selling motor fuel on a wholesale basis to retailers (including sales to third parties and to the Company's Retail Operations) and end users located within approximately 100 miles of the terminal.

     The Company sells motor fuels at the terminal that it has purchased for resale from third parties and taken delivery via a pipeline with a portal at the terminal, or has processed into saleable motor fuel products from transmix, a commingled product of refined gasoline and diesel, purchased from third parties. The two primary motor fuel suppliers in 2001 for terminal sales in 2001 were Atofina and Valero. The terminal has storage capacity for almost 10 million gallons of motor fuel, a capacity for processing commingled fuel product of approximately 117,000 gallons per day, and a rack capacity of approximately 1,000,000 gallons per day.

     The Company sells most of its motor fuel acquired or processed at the terminal to third parties. Third party sales at the terminal accounted for 78.2% of the total sales at the terminal in 2001, a 10.6% increase compared to 70.7% of total sales at the terminal in 2000. The remaining motor fuels acquired or processed at the terminal were sold to the Company's Retail Operations segment. Until 1999, the majority of the Company's revenues derived from the terminal were inter-company sales made to its Retail Operations segment.

     When economics are satisfactory, the Company can include a fuel blending operation at the terminal. For this processing, the Company adds blend stock to purchased fuel products, creating more volume, and resells the resulting products on a wholesale basis. One of the key ingredients in the blending process at the terminal is natural gasoline, which became uneconomical during 2000. As a result, the Company did not engage in fuel blending operations in 2001.

     In addition to 13 acres on which the terminal operations are conducted, the Company also owns 20 acres of land at this industrial, metropolitan location between Dallas and Fort Worth, Texas. The undeveloped land is available for possible future expansion.

     Gross revenues from the terminal in 2001 were $137,105,000 (before eliminating inter-company sales of $29,864,000), compared to $136,360,000 in 2000 (before eliminating inter-company sales of $39,927,000), a 0.5% increase.

     After eliminating inter-company sales at the terminal, terminal sales rose by 11% in 2001, compared to terminal sales in 2000. After these eliminations, terminal sales accounted for 17% of the Company's consolidated revenues in 2001, compared to only 14% in 2000. Improved sales at the terminal resulted from an increase of gallons sold to third parties, offsetting a decrease in the motor fuel prices. Gallons sold to third parties at the terminal rose from 90,241,000 gallons in 2000 to 106,064,000 gallons in 2001, an increase of 15,823,000 gallons (17.5%).

     Income before taxes at the terminal also significantly improved in 2001 to $2,724,000, compared to income before taxes in 2000 of $626,000, a 335.1% increase. The average gross margin on motor fuel sales at the terminal, before intercompany eliminations, was 4.52 cents per gallon in 2001, compared to 3.41 cents in 2000, a 32.6% increase. Total dollar fuel margin, before intercompany eliminations, rose by 42.0% at the terminal in 2001 principally as a result of additional gallons being sold and a higher margin per gallon.

Competition
-----------

     The businesses and markets in which the Company operates are highly competitive. In addition to existing convenience stores, new convenience stores, grocery stores and large discount stores have started to sell motor fuel in recent years in the Company's market areas. This trend is expected to continue. In addition, merchandise similar or identical to that sold by the Company's stores is generally available from competitors. In addition to independently operated and national and regional chains of convenience stores, the Company also competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. Major oil companies are also becoming a significant factor in the convenience store industry as they remodel and expand older convenience stores, as well as convert outlets that previously sold only motor fuel to convenience stores. Major oil company stores sometimes carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets. Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company.

     The Company believes that each of its retail outlets generally competes with other retailers that are within a radius of one to two miles of its locations and that such competition is based on accessibility, the variety of products and services offered, extended hours of operation, price, and prompt and friendly check-out service.

     In recent years, the Company's truck stops have also experienced increased competition as competing truck stops were opened in many of the areas in which the Company's truck stops are located. Such increased competition generally causes a reduction in fuel and merchandise sales, as well as reduced margins.

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

Employees
---------

     At the end of 2001, the Company employed 1,693 people (including part-time employees). No collective bargaining agreements exist between the Company and any of its employees. Management believes the relationship with employees of the Company is good.

Insurance
---------

     The Company carries workers' compensation insurance in all states in which it operates, other than in Texas, and considers less costly alternatives on a state-by-state basis from time to time. The Company carries non-subscriber insurance with respect to workers' compensation claims in Texas and believes, but can give no assurance, that its non-subscriber premiums and workers compensation payments will be less than what its workers compensation premiums would have been.

     The Company maintains liability coverage for its vehicles that meets or exceeds state requirements but it does not carry automobile physical damage insurance. Insurance covering physical damage of properties owned by the Company is generally carried only for selected properties. The Company maintains property damage coverage on leased properties as required by the terms of the leases thereon, on financed properties as required by the terms of its financing and on other properties as it deems appropriate.

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

Government Regulation
---------------------

     Alcoholic Beverage Licenses. The Company's retail outlets sell alcoholic beverages in areas where such sales are legally permitted. State and local laws generally regulate the sale of alcoholic beverages and grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, the regulatory agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed. In past years, the State of Texas required that licenses for the sale of alcoholic beverages be held, directly or indirectly, only by individual residents of Texas or by companies controlled by such persons. As a result, the Company entered into an agreement with a corporation owned by John H. Harvison, the Company's Chairman and Chief Executive Officer, permitting that corporation to sell alcoholic beverages in the Company's Texas outlets where such sales are legal. As a result of a change in Texas law, the Company purchased the shares of that corporation from Mr. Harvison in March 2002.

     In many states, sellers of alcoholic beverages have been held responsible for damages caused by underage persons or persons who purchased alcoholic beverages from them and who were intoxicated at the time of the purchase. Although the Company's retail operations have adopted employee training programs and strict procedures that are designed to minimize such liability, the potential exposure to the Company as a seller of alcoholic beverages is substantial. The Company's present liability insurance provides coverage, within its limits and subject to its deductibles, for this type of liability.

     Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. Such laws and regulations affect both of the Company's operating segments. In particular, federal regulations regarding underground storage tanks establish requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Underground storage tanks were required to comply with all requirements by December 22, 1998, and the Company successfully met that deadline.

     All states in which the Company has underground storage tanks established trust funds in prior years for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaking tanks. Trust fund programs in certain states have since been discontinued. The ongoing trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverage afforded by each state varies but generally provides up to $1 million for the cleanup of environmental contamination, and most include third-party liability, as well. Some of the funds require the Company to pay deductibles of up to $25,000 per occurrence. The Company believes that its past taxes to fund those trust funds have exceeded the Company's cost of any environmental cleanup.

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

     The Company believes that it is in compliance in all material respects with existing environmental laws and regulations and is not currently aware of any material capital expenditures, other than as discussed above, that will be required to further comply with such existing laws and regulations. For year 2002, the primary operating subsidiary of the Company will likely not be able to utilize the self-insurance method of meeting the required financial assurance requirements for owners and operators of petroleum underground storage tanks and will therefore be required to meet such requirements through a combination of allowable methods, including self insurance, liability insurance, and surety bonds, the costs of which could be substantial. New laws and regulations could also be adopted in the future that could require the Company to incur significant additional costs.

Forward-Looking Statements
--------------------------

     This Annual Report on Form 10-K and the Proxy Statement, incorporated herein by reference, contain certain "forward looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of management and assumptions made by and information currently available to management. The Company is relying upon the "safe harbor" contained in Section 27A of such act in making such forward looking statements. Statements that should generally be considered forward looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's retail stores and wholesale fuel markets; adverse weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, pricing, and other aspects of competitors' operations; available supply of fuel products for processing and processing efficiencies at the Company's fuel terminal; increasing wholesale costs of motor fuel and merchandise sold at the Company's stores and at the terminal;
reductions in margins realized from sales; expense pressures relating to operating costs, including labor, repair and maintenance, telephone, electricity and natural gas utility costs, and supplies; future tobacco and environmental legislation and costs necessary to comply with such legislation; anti-smoking and anti-alcohol drinking campaigns; excessive debt levels or the inability to meet required debt covenants; adverse outcome of litigation; adverse liquidity situations; unanticipated or increasing general and administrative expenses, including employee, taxes, insurance, expansion and financing costs; the ability to retain key management personnel, and unexpected liabilities.

     Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

ITEM 2. PROPERTIES


     Geographical Location of Retail Stores. The table below sets forth the states in which the Company's convenience store, Gas-Only Stores, and truck stops are located at the end of 2001.

                            Convenience  Gas-Only     Truck
                               Stores     Stores      Stops     Total    Percent
                            -----------  --------   --------   ------   --------

Texas                           118         200          8       326        77%
Oklahoma                          1          24          0        25         6%
Louisiana                        13           7          0        20         5%
Missouri                         16           2          0        18         4%
Kansas                            6           5          0        11         3%
Mississippi                       4           3          0         7         2%
Kentucky                          3           1          1         5         1%
New Mexico                        1           1          2         4         1%
Arkansas                          1           2          0         3         0%
Tennessee                         5           1          0         6         1%
Nebraska                          0           1          0         1         0%
                                ---         ---        ---       ---       ----
     Totals                     168         247         11       426       100%
                                ===         ===        ===       ===       ====

     Retail Properties. The Company currently leases substantially all of the real estate properties used in its retail operations. The following table summarizes the ownership status of individual properties as of the end of 2001:

                                                   Leased
                                       Leased       From        Leased
                                        From     Affiliates      From
                         Fee Owned      FFP      of Harvison   Unrelated
                         Properties   Partners     Family       Parties   Total
                         ----------   --------   -----------   ---------  -----

                                          Number of Locations

Convenience stores -
     Land                     7          44           28           89       168
     Buildings                6          74            0           88       168
Truck Stops -
     Land                     0           4            7            0        11
     Buildings                0           9            2            0        11
Gas-Only Stores -
     Land                     2          33          122           90       247
     Buildings                2         102           53           90       247
                            ---         ---          ---          ---       ---
Totals -
     Land                     9          81          157          179       426
     Buildings                8         185           55          178       426


     Leases of Land and Buildings. At December 30, 2001, the Company leased land and buildings at 81 retail sites from FFP Partners. For those 81 locations, the lease term for 63 sites extends for 20 years from October 1999, the lease term for 14 sites extends for 15 years from February 1999, the lease term for one site extends for five years from December 2001 (plus three 5-years renewal options at the election of the Company), and the lease term for three sites is on a month-to-month basis. At the end of each 5-year period in all of the foregoing leases, other than the month-to-month leases, the rent will be adjusted by the increase in the consumer price index since the date the leases became effective. Lease rates for all locations leased from FFP Partners were established based on knowledge of the properties by the management of FFP Partners and the Company and their general experience in acting as lessor and lessee for similar properties. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. The Company and FFP Partners did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

     The Company's leases from affiliates of the Harvison Family generally expire in May 2002 and provide for one or two five-year renewal periods at the sole option of the Company. The Company intends to exercise its election to renew almost all of those leases. The monthly rent upon each renewal will be adjusted by the increase in the consumer price index since the original date of the leases. Management believes the terms and conditions of these leases are more favorable to the Company than could have been obtained from unrelated third parties. The Company did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination.

     Leases of Buildings Only. At year end 2001, the Company leased only the buildings at 104 other retail sites from FFP Partners and only the land at those sites from affiliates of the Harvison Family. The building leases with FFP Partners will end concurrently with the termination of underlying ground leases in May 2007. The building leases on these properties were entered into in conjunction with the restructuring of FFP Partners discussed above, and the current lease rates on these locations were established in the same manner as described above for the real estate leased from FFP Partners. The affiliates of the Harvison Family have indicated their intention not to extend the ground leases beyond May 2007 but instead will lease the land and the building for those sites directly to the Company under new leases beginning May 2007 at increased rates considered equal to market rates. The Company and the affiliates of the Harvison Family do not intend to engage any third party advisors or refer to any third party surveys or analyses of rental rates in negotiating the new lease. The new lease rates starting in May 2007 will be established based on knowledge of the properties by the management of the Company and the affiliates of the Harvison Family based on their general experience in acting as lessor and lessee for similar properties.

     Terminal Properties. The Company owns a 33-acre tract of land in Euless, Texas. Approximately 13 acres of that property is currently used as a fuel terminal and fuel processing plant, and 20 acres is currently vacant and available for expansion.

     Corporate offices. The executive offices of the Company are located at 2801 Glenda Avenue, Fort Worth, Texas. The Company leases approximately 15,000 square feet of office space at that location from affiliates of the Harvison Family.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its ordinary business activities. Many of these policies contain self-insured retentions in amounts the Company deems prudent.

     In the case of Xavier Duenez, et al., v. FFP Operating Partners, L.P, d/b/a Mr. Cut Rate #602, et al., in the County Court of Law No. 1, Calhoun County, Texas, plaintiffs sued the Company and the driver of a pickup truck who purchased beer from a Company convenience store just prior to causing an accident that injured members of the plaintiff's family. Because the trial court dismissed the pickup truck driver from the civil case, the Company remained as the sole defendant in the trial. The Company was alleged to have caused the damages to the family as a result of certain alleged violations of liquor sales laws. After a jury verdict, the court issued a judgment against the Company in the amount of $35 million. The case was affirmed by the Corpus Christi Court of Appeals in the State of Texas in February 2002 and is now being appealed to the Texas Supreme Court. The Company believes that it is fully covered by insurance for any obligations exceeding its $50,000 deductible. The Company's insurance carrier itself posted a bond for the full amount of the judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock was listed for trading on the American Stock Exchange ("AMEX") under the symbol "FMM". Trading of the stock was halted in April 2002, and the Company anticipates that it will again be trading after filing of this Form 10-K and the Form 10-Q for the first quarter of 2002. The following table sets forth the high and low sales prices per share for the Company's common stock, as reported by AMEX, for each quarter of the last two years:

                                                       High           Low
                                                     ------          ------

2000
----
     First Quarter                                   $3.250          $2.375
     Second Quarter                                   3.813           2.000
     Third Quarter                                    3.500           2.875
     Fourth Quarter                                   3.938           3.125

2001
----
     First Quarter                                   $3.625          $2.750
     Second Quarter                                   2.900           1.500
     Third Quarter                                    2.200           1.300
     Fourth Quarter                                   2.600           1.200

     On March 1, 2002, the last reported sales price of the Company's common stock was $2.15 per share. On that date, there were 128 stockholders of record and 622 beneficial shareholders. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

     The Company has not paid dividends on its common stock and does not anticipate that dividends will be paid in the foreseeable future as it contemplates that cash flow will be used for continued growth in Company operations. In addition, the amount of any dividends that the Company may pay is subject to limitations in its loan agreements, which generally restrict the payment of dividends to an amount that would not cause the Company to be unable to meet its financial covenants to such lenders.

     The Company may issue preferred shares from time to time in one or more series as authorized by its Board of Directors. No preferred shares have been issued to date, and no such issues are currently contemplated.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                2001      2000     1999       1998      1997
                                        (1) (2)     (1)                  (3)
                              -------- ---------  --------  --------  ---------

FINANCIAL DATA (in thousands, except per share or per Unit data):
----------------------------------------------------------------

Revenues and Margins -
  Motor fuel sales            $510,117  $564,634  $378,945  $311,526  $311,495
  Motor fuel margin             26,185    30,687    28,151    26,916    21,702
  Merchandise sales             99,131   111,909   114,422    94,629    61,652
  Merchandise margin            28,995    33,163    33,737    29,447    18,739
  Miscellaneous revenues        12,832    11,850    11,012     9,719     6,267
                              --------  --------  --------  --------  --------
  Total revenues               622,080   688,393   504,379   415,874   379,414
                              --------  --------  --------  --------  --------
  Total margin                  68,012    75,700    72,900    66,082    46,708
                              --------  --------  --------  --------  --------
Direct store expenses           45,491    50,075    50,524    44,154    28,241
General & admin exp             17,598    15,694    14,389    15,831    12,113
Depreciation and amortization    7,999     7,225     6,724     5,636     5,488
                              --------  --------  --------  --------  --------
Operating income                (3,076)    2,706     1,263       461       866
Interest expense, net            3,212     3,103     2,613     1,168     1,642
                              --------  --------  --------  --------  --------
Income (loss) before taxes
 and extraordinary items        (6,288)     (397)   (1,350)     (707)     (776)
  Income tax expense (benefit)  (1,585)        1      (336)     (244)     (892)
  Extraordinary loss,
    net of tax effect                0         0       241         0         0
                              --------  --------  --------  --------  --------
Net income (loss)              $(4,703)    $(398)  $(1,255)    $(463)     $116

Net income (loss) per share
  Basic                         $(1.23)   $(0.10)   $(0.33)   $(0.12)    $0.03
  Diluted                       $(1.23)   $(0.10)   $(0.33)   $(0.12)    $0.03

Dividends per Share              $0.00     $0.00     $0.00     $0.00     $0.00

Total assets                  $104,007  $121,331  $117,040   $97,040   $75,330

Long-term debt and capital
   lease obligations           $31,203   $41,599   $36,832   $20,380   $24,575

OPERATING DATA:
--------------

Gallons of motor fuel sold (in thousands) -

  Retail                       225,958   243,825   261,092   237,629   199,310
  Wholesale and terminal       192,054   189,232   111,621    96,710    83,296
                              --------  --------  --------  --------  --------
  Total gallons sold           418,012   433,057   372,713   334,339   282,606

Fuel margin per gallon (in cents) -
  Retail                           7.5       9.8       9.3      10.6       9.8
  Wholesale and terminal           3.2       1.9       2.4       2.0       2.5

Average weekly merchandise sales (per store)
  Convenience stores           $11,349   $10,955   $10,821    $9,095    $9,482
  Truck stops                  $16,179   $17,170   $16,840   $17,210    17,704

Merchandise margin               29.3%     29.6%     29.5%     31.1%     30.4%

Number of stores at year end -
  Convenience stores               168       186       218       199       208
  Truck stops                       11        13        13        11        11
  Gas-only outlets                 247       230       199       207       205
                              --------  --------  --------  --------  --------
  Total stores                     426       429       430       417       424

NOTES TO SELECTED FINANCIAL AND OPERATING DATA:
----------------------------------------------

(1) In 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined the errors required a charge of $1,121,000 and $448,000, net of taxes, to the net income (loss) of the Company in 2000 and 1999, respectively. As a result, the results for fiscal years 2000 and 1999 as stated in the table above, and in the Company's consolidated financial statements as of year end 2000 and 1999, and for fiscal years 2000 and 1999, have been restated to correct those misstatements, rather than the amounts shown in its previously issued consolidated financial statements (see Note 18 to the Company's Consolidated Financial Statements). The Company's quarterly results for 2001 have also been restated in Note 15 to reflect similar changes in the first three quarters. The adjustments result from inadvertent bookkeeping errors regarding amounts recorded as credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits.

(2) Fiscal year 2000 was a 53-week year, while fiscal years 1997-1999 and 2001 were 52-week years.

(3) Results after 1997 are not comparable to results prior to 1998 as a consequence of the Company's tax-motivated restructuring in December 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     This  discussion  should  be  read in  conjunction  with  the  Consolidated
Financial Statements of the Company as of December 30, 2001 and December 31, 2000, and the fiscal years ended December 30, 2001, December 31, 2000, and December 26, 1996 and the related Notes to Consolidated Financial Statements contained in Item 8 herein. This discussion should also be read in conjunction with the selected financial and operating data, and the description of the Company's business operations and properties included elsewhere in this annual report.

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

     In a tax-motivated restructuring of FFP Partners completed on December 28, 1997, the Company acquired, as its initial assets, all of the assets and businesses formerly held by FFP Partners, except that FFP Partners retained the real estate used in the retail operations. FFP Partners also retained certain liabilities, principally bank debt and debt secured by the retained real estate. All other obligations of FFP Partners (such as trade accounts payable, money orders payable, accrued expenses, deferred income taxes, obligations under capital leases and other debt secured by various equipment) were transferred to the Company.

     The businesses transferred to the Company include the operation of convenience stores, truck stops, and self-service motor fuel concessions at independently operated Gas-Only Stores, motor fuel wholesaling activities, the sale of money orders through the outlets operated by the Company and third party agents, and the operation of a motor fuel terminal and processing facility. The real estate retained by FFP Partners is leased to the Company for use in the conduct of its retail convenience store and motor fuel operations.

     The selected financial data that accompanies this discussion reflects the historical operations of FFP Partners to which the Company succeeded in connection with the aforementioned restructuring. The financial data for years prior to 1998 is not considered comparable to subsequent years in the following respects: rental expense for real properties retained by FFP Partners in the December 1997 restructuring was incurred in 1998 and in subsequent years, but not in prior years; depreciation expense related to such real properties was not incurred for 1998 and subsequent years, but was incurred in prior years; and interest income received by the Company from its note receivable from FFP Partners was included in 1999 and 1998, but not in years prior to 1998. That note was repaid in full in October 1999.

     The Company reports its results of operations using a fiscal year that ends on the last Sunday in December. Most fiscal years have 52 weeks, but some consist of 53 weeks. Fiscal years 1997 though 2001 were 52-week years, except for fiscal year 2000, which was a 53-week year. This variation in time periods most affects revenues (and related costs of sales) and salary costs, as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing the financial data.


Business Strategies for 2002
----------------------------

     Management recognizes that the Company's losses in 2001 are unacceptable and has embarked on a focused effort designed to improve bottom-line results. Several of these strategies are summarized below:

1.   Strengthen Core Businesses.
     --------------------------

     The Company intends to strengthen its core businesses by examining, and renegotiating contracts wherever possible, in order to increase its revenues and decrease its costs and expenses. This analysis and resulting action may include the sale of assets or components of its businesses, the closing of certain stores, or other actions considered necessary to increase net profitability. The Company experienced decreasing retail motor fuel margins per gallon at its stores, not unlike other convenience store operators in the industry, especially in the fourth quarter of 2001. The Company has already implemented in 2002, or plans to implement later in 2002, a pricing structure designed to increase its retail motor fuel margins and merchandise margins. Management believes that an increase in retail motor fuel and merchandise margins will be a key component of future increases in profitability for the Company but can give no assurance that those margins will return to or remain at more profitable levels. For that reason, the Company intends to aggressively reassess its store operations as summarized herein, not only to cut store operating and inventory costs but also to find new sources of additional store income, described below. In addition, a thorough study and reorganization of the Company's fuel payable procedures and policies has already begun and certain accounting personnel changes are being pursued. Although the Company has experienced an increase its general and administrative expenses in recent years, management believes that its efforts to cut those costs, if successful, will be an important factor in increasing future profitability. In that regard, management is currently analyzing a reorganization of certain departments in order to streamline their function and improve their performance.

2.   Seek Additional Fee Income.
     --------------------------

     Further, the Company will seek other sources of revenue to obtain additional profit in 2002 from its own retail stores, as well as from hundreds of third party locations that sell its money orders across the country. In so doing, the Company will attempt to capitalize on its network of retail locations serving customers in small towns and larger cities in several states.

     Areas of possible sources for expanded fee income under consideration include the following activities:

     o        selling additional financial products and services,

     o        selling additional telephone products and services,

     o        collecting utility payments at the Company's stores for a fee,

     o        expanding the Company's check cashing services, and

     o        expanding the Company's ATM network.


3.   Manage Convenience Stores for Third Parties.
     -------------------------------------------

     In the first quarter of 2002, the Company entered into management and fuel supply contracts for a total of 114 convenience stores on behalf of two different lenders that acquired those stores through foreclosures from other convenience store operators. In addition to receiving monthly management fees, the Company sells motor fuel to those locations and has contracted to sell its money orders at those stores under money order agency agreements. In addition, stores currently closed may be added in the future to the number of stores managed by the Company under those two contracts. The owners of those stores managed by the Company have the right to sell those stores in the future, at which time the management contract would end for the sold stores. For example, one of those owners recently sold 40 stores in late May 2002, reducing the total number of stores under the two management contracts to 74 stores. The management contract is expected to terminate in late July 2002 for 57 stores, resulting in 17 convenience stores being subject to management contracts thereafter. The Company intends to attempt to expand its management services for these and other lenders in need of experienced convenience store operations.

4.   Convert Company-Operated Stores to Gas-Only Stores.
     ----------------------------------------------------

     In situations where the Company's projects that its net profitability will be improved, the Company intends to continue implementing its strategy of selling/converting certain of its Company-operated convenience stores to independent  third  party  operators  and  continuing  such  outlets as Gas-Only
Stores. The Company has converted 26 stores in 2001 and 34 stores in 2000 in that manner and has targeted an additional 50 Company-operated stores as suitable candidates for future conversions and will continue to search for qualified purchasers for these locations.

5.   Growth of Wholesale Business.
     ----------------------------

     Utilizing its new $20 million line of credit facility obtained in November 2001, the Company will attempt to expand its Wholesale and Terminal Operations in 2002. The Company believes that its wholesale business in the last few years was curtailed by its lack of a larger line of credit, and the increase in availability from its new line of credit is expected to facilitate the profitable expansion of this growing segment.

6.   Possible Expansion at the Terminal.
     ----------------------------------

     The Company continues to investigate potential new sources of profits at its terminal located in the growing Dallas/Fort Worth Metroplex. The Company's current operations at the terminal only comprise 13 acres of land, and its remaining 20 acres are available for expansion.

Restatement
-----------

     In 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined the errors required a charge of $1,121,000 and $448,000, net of taxes, to the net income (loss) of the Company in 2000 and 1999, respectively. As a result, the Company's consolidated financial statements as of year end 2000 and 1999, and for fiscal years 2000 and 1999, have been restated to correct those misstatements, rather than the amounts shown in its previously issued consolidated financial statements. The Company's quarterly results for 2001 have also been restated in Note 15 to reflect similar changes in the first three quarters. The adjustments result from inadvertent bookkeeping errors regarding amounts recorded as credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits.

     A quarterly breakdown of the charge to net income (loss), net of tax, and its effect on results of operations follow:

                                                As
                                            originally                    As
                                             reported      Change      Restated
                                            ----------     ------      --------
                                                      (In thousands)
1999 -
   First quarter                              $(190)          $0         $(190)
   Second quarter                               (45)         (75)         (120)
   Third Quarter                               (792)        (100)         (892)
   Fourth quarter                               220         (273)          (53)
                                             -------      -------       -------
                                              $(807)       $(448)      $(1,255)
                                             =======      =======       =======
2000 -
   First quarter                              $(884)       $(349)      $(1,233)
   Second quarter                               732         (111)          621
   Third Quarter                              1,442         (313)        1,129
   Fourth quarter                              (567)        (348)         (915)
                                             -------      -------       -------
                                               $723      $(1,121)        $(398)
                                             =======      =======       =======
 2001 -
   First quarter                            $(2,331)       $(214)      $(2,545)
   Second quarter                             2,066         (260)        1,806
   Third Quarter                              1,025         (437)          588
                                             -------      -------       -------
                                               $760        $(911)       $(151)
                                             =======      =======       =======

     Management believes the misstatements were primarily the result of noncompliance with the Company's accounting and operating procedures and were isolated to the retail fuel business conducted by its subsidiary, FFP Operating Partners, L.P. The Company is in the process of reviewing the administrative, accounting and operational policies, procedures and personnel relating to its recording and reconciliation of credit card receivables, fuel receivables and payables, and compliance with those policies and procedures, to identify potential areas where improvements and increased efficiencies may be implemented. Improvements to previous policies, procedures and personnel will be implemented as quickly as practicable.

Business Segments
-----------------

     The Company and its subsidiaries conduct business in two primary business segments: (i) the operation of retail convenience stores, truck stops, and motor fuel concessions at independently operated convenience stores, money orders sales through Company stores and third party agents, and underground tank monitoring and testing services (the "Retail Operations"), and (ii) motor fuel wholesaling activities and the operation of a motor fuel terminal and processing facility (the "Wholesale and Terminal Operations"). Each of these business segments is subject to differing opportunities and challenges. In 2000 and 1999, the Company identified its wholesale operations in the same segment with its retail operations, but realigned the wholesale operations in 2001 to be in the same segment with its terminal operations in 2001 since both of those operations sell motor fuel to wholesale customers. The following table sets forth certain information about each segment's financial information in the last three years (as restated for results in 2000 and 1999. See Note 18 to the Consolidated Financial Statements):

                                                 Wholesale
                                    Retail     and Terminal   Elimina-  Consoli-
                                  Operations    Operations     tions     dated
                                  ----------   ------------  ---------  --------
                                                    (In thousands)
2001
----
Revenues from external sources      $411,019     $211,061        $0    $622,080
Revenues from other segment                0       17,713   (17,713)          0
Depreciation and amortization          7,044          955         0       7,999
Interest income                        1,208          126         0       1,334
Interest expense                       4,483        1,162    (1,099)      4,546
Income (loss) before income taxes    (10,568)       4,280         0      (6,288)
Total assets                          83,476       20,531         0     104,007
Capital expenditures                   5,734          631         0       6,365

2000 (as restated)
------------------
Revenues from external sources      $427,892     $260,501        $0    $688,393
Revenues from other segment                0       39,927   (39,927)          0
Depreciation and amortization          6,569          656         0       7,225
Interest income                        1,307          146         0       1,453
Interest expense                       4,556        1,569    (1,569)      4,556
Income (loss) before income taxes     (2,365)       1,968         0        (397)
Total assets                          97,377       23,954         0     121,331
Capital expenditures                   4,429          733         0       5,162

1999 (as restated)
------------------
Revenues from external sources      $401,769     $102,610        $0    $504,379
Revenues from other segment                0       24,564   (24,564)          0
Depreciation and amortization          6,130          594         0       6,724
Interest income                        1,352           24         0       1,376
Interest expense                       3,989          936      (936)      3,989
Loss before income taxes and
    extraordinary item                  (741)        (609)        0      (1,350)
Extraordinary loss before tax effect    (375)           0         0        (375)
Total assets                          93,936       23,104         0     118,406
Capital expenditures                  12,223          809         0      13,032


2001 Results Compared with 2000 Results (Restated)
--------------------------------------------------

     The Company incurred a net loss of $4,703,000 in 2001, compared to net loss of $398,000 in 2000. Major reasons included the following:

o gross margins from motor fuel sales decreased in dollars by $4,502,000 (14.7%) in 2001, principally because of a reduction in retail gallons sold (7.3%) and a lower margin per gallon (23.5%). The decrease was attributed to several factors: an increase in retail competition, the Company's costs of purchasing fuel increasing at a greater rate (or decreasing at a lower rate) than the Company's ability to raise (or maintain) fuel prices, a minimal increase in fuel refining capacity serving the area in which the Company conduct operations, a concentration of fuel refiners in the past few years from a substantial number of mergers, acquisitions and consolidations in the fuel supply industry, and possibly as one of the many indirect ramifications of the terrorist attacks on September 11, 2001,

o although direct store expense declined by $4,584,000 (9.2%) in 2001, this decrease was offset by a decline in gross margins, in dollars, from merchandise sales of $4,168,000 (12.6%), largely as a result of operating fewer convenience stores in 2001,

o depreciation and amortization expense rose by $774,000 (10.7%), principally as a result of the depreciation of equipment additions and the amortization of loan costs, and

o general and administrative expenses increased by $1,904,000 (12.1%) in 2001. Principal areas of increase were additional bad debt expense ($906,000), payroll costs and benefits ($564,000), utilities ($169,000), insurance ($120,000), and legal and professional expense ($113,000).

     To partially offset the foregoing factors, in 2001 the Company earned additional miscellaneous revenues of $982,000 (8.3%) and recorded income tax benefits of $1,586,000 more than in 2000.

     The Company's comprehensive loss in 2001 was $4,536,000, comprised of a net loss of $4,703,000 and net unrealized gains on available-for sale securities of $167,000, net of tax. In 2000 the Company incurred a comprehensive loss of $1,367,000, comprised of a net loss of $398,000 and net unrealized losses on available-for-sale securities of $969,000, after tax.

     The Company's total revenues in 2001 were $622,080,000, compared to total revenues of $688,393,000 in 2000, a 9.6% decrease. Total revenues decreased primarily as a result of a 5% decline in average motor fuel sales prices, fewer gallons sold, and a reduction in merchandise sales as a result of operating fewer convenience stores in 2001. This decrease in total revenues is broken down as follows:

                                                                 Change
                                                            --------------------
                                         2001      2000       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)

Motor fuel sales                      $510,117   $564,634   $(54,517)     (9.7%)
Merchandise sales                       99,131    111,909    (12,778)    (11.4%)
Miscellaneous revenues                  12,832     11,850        982       8.3%
                                      --------   --------   ---------   --------

   Total revenues                     $622,080   $688,393   $(66,313)     (9.6%)
                                      ========   ========   =========   ========

     Motor fuel sales decreased to  $510,117,000  in 2001, a $54,517,000  (9.7%)
decrease from motor fuel sales of $564,634,000 in 2000. The breakdown in the table below shows the major components of this decrease:

                                                                 Change
                                                            --------------------
                                         2001      2000       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)
Retail motor fuel sales -
   Convenience stores                 $114,913   $144,327   $(29,414)    (20.4%)
   Gas-only outlets                    142,850    145,087     (2,237)     (1.5%)
   Truck stops                          41,852     51,282     (9,430)    (18.4%)
                                      --------   --------   ---------   --------
     Total retail                      299,615    340,696    (41,081)    (12.1%)
Wholesale motor fuel sales             103,519    124,165    (20,646)    (16.6%)
Terminal motor fuel sales              106,983     96,750     10,233      10.6%
Other motor fuel sales                       0      3,023     (3,023)   (100.0%)
                                      --------   --------   ---------   --------
     Total motor fuel sales           $510,117   $564,634   $(54,517)     (9.7%)
                                      ========   ========   =========   ========

     The Company's gross margin from motor fuel sales decreased in 2001 to $26,185,000, a decline of $4,502,000 (14.7%) compared to the 2000 gross margin of $30,687,000. Total gross margin decreased in 2001 primarily as a result of a decline of 2.3 cents per gallon in the average retail margin per gallon sold (23.5%) and by selling 17,867,000 fewer retail gallons (7.3%). The Company's average retail margin per gallon declined from 9.8 cents per gallon to 7.5 cents per gallon. Decreases in both the average margin per gallon and the total gallons sold are attributed to increased retail competition in the areas where the Company's retail stores are located, the Company's costs of purchasing fuel increasing at a greater rate (or decreasing at a lower rate) than the Company's ability to raise (or maintain) fuel sales prices, the failure to increase refining capacity in proportion to rate of growth, a concentration of fuel refiners in the past few years as a result of mergers, acquisitions and consolidations in the fuel supply industry. Although the Company cannot be sure, the terrorist attacks on September 11, 2001 could have also indirectly contributed to lower retail margins throughout the entire industry because the federal and state governments since then have more closely scrutinized motor fuel prices and in some cases brought legal actions after the attack against motor fuel retailers for increasing prices (or for failing to decrease prices) and certain large fuel retailers were in the same period trying to obtain governmental approval of planned mergers. That environment could have had the effect of lowering retail margins throughout the industry.

     The Company did earn additional motor fuel margins of $441,000 on wholesale sales (20.4%) and additional motor fuel margins of $1,828,000 on sales at the terminal (42.0%), but those increases only partially offset the above retail fuel margin decline. A breakdown showing the major components of motor fuel margins is shown in the table below:

                                                                 Change
                                                            --------------------
                                         2001      2000       Amount  Percentage
                                      --------   --------   --------- ----------
                                                   (As
                                                 Restated-
                                                See Note 18)
                                                ----------
                                            (In thousands, except percentages)

Retail motor fuel margin -
   Convenience stores                   $7,948    $11,442    $(3,494)    (30.5%)
   Gas-only outlets                      6,900      9,264     (2,364)    (25.5%)
   Truck stops                           2,178      3,190     (1,012)    (31.7%)
                                      --------   --------   ---------   --------
      Total retail                      17,026     23,896     (6,870)    (28.7%)
Wholesale motor fuel margin              2,602      2,161        441      20.4%
Terminal motor fuel margin               6,183      4,355      1,828      42.0%
Other motor fuel margin                    374        275         99      36.0%
                                      --------   --------   ---------   --------

  Total motor fuel margin              $26,185    $30,687    $(4,502)    (14.7%)
                                      ========   ========   =========   ========

     The Company sold 418,012,000 gallons of motor fuel in 2001, a decrease of 15,045,000 gallons (3.5%) compared to 433,057,000 gallons sold in 2000. Retail motor fuel sales declined by 17,867,000 gallons (7.3%) to 225,958,000 gallons in 2001, a decrease from 2000 sales of 243,825,000 gallons. The decrease resulted principally from increased competition for retail sales. The Company competes with other retailers marketing motor fuel to the public, plus an increasing number of retailers selling motor fuel, such as grocery stores, discount stores, and large retail companies that have expanded or remodeled their stores in the markets in which the Company does business. Wholesale motor fuel sales (excluding sales at the terminal) decreased in 2001 to 85,990,000 gallons, compared to 96,238,000 gallons in 2000, a decrease of 10,248,000 (10.6%). This volume decreased because the Company turned away customers that were considered poor credit risks. Motor fuel sold to third parties at the terminal increased in 2001 from 90,241,000 gallons in 2000 to 106,064,000 gallons in 2001, an increase of 15,823,000 gallons (17.5%). This volume increased primarily because additional fuel was purchased and sold at the terminal. A breakdown of gallons sold in 2001 and 2000 is shown in the following table:

                                                                 Change
                                                            --------------------
                                         2001      2000       Amount  Percentage
                                      --------   --------   --------- ----------
                                             (In thousands, except percentages)

Gallons sold -
    Retail                             225,958    243,825    (17,867)     (7.3%)
    Wholesale                           85,990     96,238    (10,248)    (10.6%)
    Terminal                           106,064     90,241     15,823      17.5%
    Other                                    0      2,753     (2,753)     (100%)
                                      --------   --------   ---------   --------
Total gallons sold                     418,012    433,057    (15,045)     (3.5%)
                                      ========   ========   =========   ========

     Merchandise sales in 2001 were $99,131,000,  a $12,778,000 decrease (11.4%)
compared to $111,909,000 in 2000. The decrease occurred primarily as a result of the sale/conversion of 26 Company-operated convenience stores to Gas-Only Stores during the year because the Company does not sell merchandise at its Gas-Only Stores. Average weekly merchandise sales per convenience store increased to $11,349 per convenience store in 2001 from $10,955 per convenience store in 2000, a 3.6% improvement. Major categories of merchandise sales in the last two years were as follows:

                                                                 Change
                                                            --------------------
                                         2001      2000       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)

  Grocery sales                        $29,288    $33,461    $(4,173)    (12.5%)
  Deli, fast food, and
     restaurant sales                   11,935     13,538     (1,603)    (11.8%)
  Soft drinks sales                     10,099     11,811     (1,712)    (14.5%)
  Beer and wine sales                    5,768      6,482       (714)    (11.0%)
  Cigarette sales                       41,580     46,230     (4,650)    (10.1%)
  Money order supplies and
     equipment sales                       455        305        150      49.2%
  Tank monitoring equipment sales            6         82        (76)    (92.7%)
                                      --------   --------   ---------   --------
       Total merchandise sales         $99,131   $111,909   $(12,778)    (11.4%)
                                      ========   ========   =========   ========

     The Company's gross profit on merchandise sales decreased to $28,995,000 in 2001, a $4,168,000 (12.6%) decline from the 2000 merchandise gross profit of $33,163,000. This decrease primarily came from the reduced number of convenience stores in 2001 and a slight decrease in gross margin percentage on merchandise sales to 29.3% in 2001, compared to 29.6% in 2000.

     Miscellaneous revenues increased in 2001 to $12,832,000, a $982,000 increase (8.3%) compared to miscellaneous revenues in 2000 of $11,850,000. Primary reasons for the improvement in 2001 came from the following sources (with 2000 amounts in parenthesis): unrealized losses on marketable securities of $286,000 ($2,221,000 in 2000) and fuel trading gains of $514,000 ($677,000 fuel trading losses in 2000), which offset decreases in the following areas: gain on sale of stores of $1,870,000 ($3,185,000 in 2000) and realized gains on sales of marketable securities of $351,000 ($1,395,000 in 2000). The Company continues to expand its sources of miscellaneous revenues in its efforts to improve profitability.

     Direct store expenses (those costs directly attributable to the operation of retail outlets, such as salaries and other personnel costs, supplies, utilities, rent, property taxes, repairs and maintenance, and commissions paid to the operators of Gas-Only Stores) decreased significantly by $4,584,000
(9.2%) in 2001, compared to direct store expenses in 2000. This decrease occurred primarily as a consequence of the sale/conversion in 2001 of 26 Company-operated stores to Gas-Only Stores, which required lesser direct store expenses and offset a general rise in labor costs at Company-operated convenience stores.

     General and administrative expenses increased by $1,904,000 (12.1%) in 2001, compared to 2000. Primary reasons for the increase were increases in bad debt expenses (771.1%), labor costs (7.3%), utilities (42.6%), insurance costs (27.3%), and legal and professional fees (6.3%). Additional legal and professional fees were incurred in 2001, primarily in connection with successful litigation involving the Company's breach of warranty claim on probes purchased in underground storage tank monitoring equipment, employment matters, and collection matters. An arbitration award in favor of the Company in the amount of $502,000, including interest, was received in April 2002 and will be included in the Company's results for the second quarter of 2002. Additional bad debt expense of $906,000 was incurred in 2001, primarily as a result of charge-offs of wholesale fuel sale receivables. Labor costs increased in 2001 by $564,000, primarily as a result of personnel being added at the terminal in order to conduct additional activities at the terminal.

     Depreciation and amortization expenses increased by $774,000 (10.7%) in 2001, compared to $7,225,000 in 2000, reflecting depreciation of capital expenditures incurred by the Company in the last few years, primarily depreciation of new gasoline pumps and inside equipment at certain Company stores, and additional amortization of loan financing costs.

     Interest expense decreased by $10,000 (0.2%) in 2001 to $4,546,000, as compared to interest expense of $4,556,000 in 2000, primarily as a result of declining interest rates during the year, although the Company had additional borrowings under its revolving credit facility to fund its expanding wholesale fuel business and its slightly increased obligations to FFP Partners during the year. Additional borrowings under the Company's revolving line of credit were required because the Company must prepay certain purchases of motor fuel prior to that fuel being transported in a pipeline from the Texas Gulf Coast to the terminal.

     Interest income declined to $1,334,000 in 2001, a $119,000 (8.2%) decrease compared to interest income of $1,453,000 in 2000. Interest income decreased primarily as a result of declining interest rates.

2000 Results (Restated) Compared with 1999 Results (Restated)
-------------------------------------------------------------

     The Company incurred a net loss of $398,000 in 2000, an improvement ($857,000) over a net loss of $1,255,000 in 1999. Major reasons for the improvement in 2000, compared to 1999, included the following:

o    gross margins from motor fuel sales increased by $2,536,000 (9.0%) in 2000,

o miscellaneous revenues rose by $838,000 (7.6%) in 2000, with the major elements of that improvement being gain on sale/conversion of convenience stores to Gas-Only Stores and net realized gain on sale of marketable securities, offset in part by net unrealized loss on marketable securities, net loss on fuel trading, and net loss from a aircraft jet fuel joint venture, and

o extraordinary losses of $375,000 ($241,000 after taxes) had been incurred in 1999 in connection with loan refinancing but were not incurred in 2000.

     The Company incurred a comprehensive loss in 2000 of $1,367,000, comprised of its net loss of $398,000 and net unrealized losses on available-for-sale securities of $969,000. In 1999, the Company's net loss equaled its comprehensive loss because it did not own any available-for-sale securities in 1999.

     The Company's total revenues were $688,393,000 in 2000, a 36.5% increase over 1999 total revenues of $504,379,000. Total revenues increased primarily as a result of higher motor fuel sales prices, sales for an entire year at the 25 stores acquired in February 1999, and additional gallons of wholesale motor fuel sales at the terminal. This increase in total revenues is broken down as follows:

                                                                  Change
                                                            --------------------
                                         2000      1999       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)

Motor fuel sales                      $564,634   $378,945   $185,689      49.0%
Merchandise sales                      111,909    114,422     (2,536)     (2.2%)
Miscellaneous revenues                  11,850     11,012        838       7.6%
                                      --------   --------   ---------   --------
   Total revenues                     $688,393   $504,379   $184,014      36.5%
                                      ========   ========   =========   ========

     Motor fuel sales increased to $564,634,000 in 2000, an improvement of $185,689,000 (49.0%) compared to $378,945,000 in 1999. A breakdown showing the major components of this increase is shown in the table below: Change

                                                                  Change
                                                            --------------------
                                         2000      1999       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)
Retail motor fuel sales -
   Convenience stores                 $144,327   $126,207     $18,120     14.4%
   Gas-only outlets                    145,087    108,910      36,177     33.2%
   Truck stops                          51,282     40,742      10,540     25.9%
                                      --------   --------   ---------   --------
     Total retail                      340,696    275,859      64,837     23.5%
Wholesales motor fuel sales            124,165     91,831      32,334     35.2%
Terminal motor fuel sales               96,750      9,909      86,841    876.4%
Other motor fuel sales                   3,023      1,346       1,677    124.6%
                                      --------   --------   ---------   --------
     Total motor fuel sales           $564,634   $378,945    $185,689     49.0%
                                      ========   ========   =========   ========

     The gross margin from motor fuel sales also increased in 2000 to $30,687,000, an improvement of $2,536,000 (9.0%) compared to the 1999 gross margin of $28,151,000. Gross margins increased in 2000 as a result of selling a much greater number of gallons (16.2%) at a higher average margin per gallon. The major area of operations where additional motor fuel margins were earned was at the terminal. A breakdown showing the major components of this increase is shown in the table below:

                                                                  Change
                                                            --------------------
                                         2000      1999       Amount  Percentage
                                      --------   --------   --------- ----------
                                                   (As
                                                restated-
                                               See Note 18)

                                            (In thousands, except percentages)
Retail motor fuel margin -
   Convenience stores                  $11,442    $12,527    $(1,085)     (8.7%)
   Gas-only outlets                      9,264      8,546        718       8.4%
   Truck stops                           3,190      3,314       (124)    ( 3.7%)
                                      --------   --------   ---------   --------
     Total retail                       24,896     24,387       (491)     (2.0%)
Wholesales motor fuel margin             2,161      1,943        218      11.2%
Terminal motor fuel margin               4,355      1,821      2,534     139.2%
Other motor fuel margin                    275          0        275        N/A
                                      --------   --------   ---------   --------
    Total motor fuel margin            $30,687    $28,151     $2,536       9.0%
                                      ========   ========   =========   ========

     In gallons, the Company sold 433,057,000 gallons of motor fuel in 2000, an increase of 60,344,000 gallons (16.2%) compared to 372,713,000 gallons sold in 1999. Retail motor fuel sales declined by 17,267,000 gallons (6.6%) to 243,825,000 gallons in 2000, a decrease from 1999 sales of 261,092,000 gallons. The decrease resulted principally from increased competition for retail sales. Wholesale motor fuel sales (excluding sales at the terminal) decreased in 2000 to 96,238,000 gallons, compared to 98,667,000 gallons in 1999, a slight decrease of 2,429,000 (2.5%). Motor fuel sales to third parties at the terminal increased in 2000 from 11,327,000 gallons in 1999 to 90,241,000 gallons in 2000, a large increase of 78,917,000 (696.9%). This increase was obtained because the tie-in of a pipeline transporting motor fuel from the Texas Gulf Coast in fall of 1999 allowed additional fuel to be sold at the terminal for an entire year in 2000. These sales are highlighted in the following table:

                                                                  Change
                                                            --------------------
                                         2000      1999       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)

Gallons sold -
    Retail                             243,825    261,092    (17,267)     (6.6%)
    Wholesale                           96,238     98,667     (2,429)     (2.5%)
    Terminal                            90,241     11,324     78,917     696.9%
    Other                                2,753      1,630      1,123      68.9%
                                      --------   --------   ---------   --------
   Total gallons sold                  433,057    372,713     60,344      16.2%
                                      ========   ========   =========   ========

     Merchandise sales in 2000 were $111,909,000, a slight decrease (2.2%) compared to $114,422,000 in 1999. This $2,513,000 decrease occurred primarily as a result of the sale/conversion of 34 Company-operated convenience stores to Gas-Only Stores because the Company does not sell merchandise at its Gas-Only Stores. Cigarette sales increased by 20.9% as a result of the pass through of cigarette price increases caused by litigation against cigarette manufacturers. Average weekly merchandise sales per convenience store increased from $10,821 per convenience store in 1999 to $10,955 per convenience store in 2000, a 1.2% increase. Major categories of merchandise sales in the last two years were as follows:

                                                                  Change
                                                            --------------------
                                         2000      1999       Amount  Percentage
                                      --------   --------   --------- ----------
                                            (In thousands, except percentages)

Grocery sales                          $33,461    $46,420   $(12,959)    (27.9%)
Deli, fast food, and
   restaurant sales                     13,538     12,377      1,161       9.4%
Soft drinks sales                       11,811     10,209      1,602      15.7%
Beer and wine sales                      6,482      6,971       (489      (7.0%)
Cigarette sales                         46,230     38,239      7,991      20.9%
Money order supplies and
   equipment sales                         305        125        180     144.0%
Tank monitoring equipment sales             82         81          1       1.2%
                                      --------   --------   ---------   --------
   Total merchandise sales            $111,909   $114,422    $(2,513)     (2.2%)
                                      ========   ========   =========   ========

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

     Miscellaneous revenues increased in 2000 to $11,850,000, a $838,000 increase (7.6%) compared to 1999. Primary reasons were miscellaneous income in 2000 from the following sources (with 2000 amounts in parenthesis): gain on sale/conversion of company-operated stores ($3,185,000), realized gains on sales of marketable securities ($1,395,000), bond discount accretion ($390,000), and money order sales income ($1,586,000), offset in part by unrealized losses on marketable securities ($2,221,000), fuel trading losses ($1,198,000) and losses from an aircraft fuel joint venture ($322,000). Miscellaneous revenues is one area of operations that the Company emphasizes in its efforts to improve profitability.

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

     Interest income rose in 2000 by $77,000 (5.6%), compared to 1999, primarily as a result of interest income earned on investments in corporate bonds, money market funds, an investment in a joint venture, which was terminated in early 2001, and other liquid investments during 2000. In 1999 the Company earned interest income on its note receivable from FFP Partners until it was repaid in October 1999, and in 2000 interest income earned from marketable securities made up for that loss in interest income from the note receivable.

Liquidity and Capital Resources
-------------------------------

     The Company's working capital is provided by several sources: short-term investments, cash flows generated from operating activities, borrowings under a revolving line of credit facility, short-term vendor credit, and the availability of funds provided by the sale of money orders prior to the payment of those money order obligations. The Company believes, but cannot be certain, that its future sources of capital will provide sufficient liquidity to fund its future operating costs, debt service requirements, and capital expenditures. Risk factors involved in determining the adequacy of liquidity and capital resources include, but are not limited to, the insufficiency of cash flows from operations for any reason, such as, for example, in the event that retail fuel margins do not increase from their levels in the fourth quarter of 2001 (although the Company has experienced improved retail fuel margins after the middle of March 2002); the inability of the Company to meet its goals of increasing store revenues and decreasing direct store expense and general and administrative expense; bad debts or uncollectible accounts; possible actions of the Company's long-term lenders and revolving credit lender in accelerating such indebtedness and charging additional interest and loan fees; possible restrictions on the availability of credit from vendors; and a possible loss of the Company's money order sales license. The Company believes it will be able to adjust its actual capital expenditures based on the level of cash flow generated from operating activities and funds available from financings.

     Notes Payable

         The Company's notes payable at year end 2001 and 2000 are summarized in the table below:

                                                             Outstanding Balance
                                                     Monthly -------------------
                                                    Payments      2001    2000
                                                    --------   -------- --------
                                                            (In thousands)

 Type of Loan                 Purpose of Loan
---------------------   ----------------------------

Store note              Loan for gas-only conversion      $0       $0      $33
Sewer financing         Truck stop improvements            2       34       61
Vendor financing        Accounting software                0        0        5
Short term note         Investment in private company      0        0      200
7 to 15 year financing  1998 refinancing of 44 stores    101    7,852    8,359
7 to 15-year financing  1999 purchase of 4 stores         13      841      910
15-year financing       1999 refinancing of bank debt    256   21,946   22,773
15-year financing       Purchase of 3 stores               5      493        0
Bank line of credit     Operations                         0    3,872    6,858
                                                       -----  -------   ------
Total notes payable                                     $377   35,038   39,199
                                                       =====
  Less: current portion                                         7,577    1,642
                                                              -------   ------
Long-term notes payable                                       $27,461  $37,557
                                                              =======  =======

     In June 1998 the Company obtained 44 loans in the original aggregate principal amount of $9,420,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at 44 specific convenience stores, truck stops and gas-only outlets. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all of those loans. At year end 2001 and 2000, $7,852,000 and $8,359,000, respectively, remained outstanding on the 44 loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of four of the 11 stores with four fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at those four convenience stores. The loans provide for maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but two of the loans. Accordingly, the remaining principal balance of $542,000 under those two loans has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $841,000 and $910,000, respectively, remained outstanding on the four loans.

     In February 1999 the Company purchased inventory and equipment from FFP Partners at 14 store locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. The Company repaid this note in October 1999.

     In June 1999 the Company refinanced a prior revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the form of 49 fully-amortizing loans in the original aggregate principal amount of $23,800,000. With the net loan proceeds the Company repaid debts aggregating $19,988,000 and incurred an extraordinary loss of $375,000 ($0.10 per share), before applicable income tax benefit, as a result of prepayment penalties and the write off of previously unamortized loan fees. These 49 loans are payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, maintain a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. These loans are secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but five of the loans. Accordingly, the remaining principal balance of $1,722,000 under those five loans has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $21,946,000 and $22,773,000, respectively, remained outstanding on the 49 loans.

     In August 2001 the Company purchased three convenience store properties that it previously operated under a lease. The Company financed its purchase with fully-amortizing mortgage loans in the aggregate original principal amount of $500,000 over a 15-year term, interest payable at a fixed rate of 8% for the first five years but variable thereafter at prime plus an index, and aggregate monthly payments of principal and interest of $5,000. The Company's new monthly loan payments equal its previous monthly rental payments prior to the purchase. At year end 2001, $493,000 remained outstanding on the loan.

     Revolving Line of Credit Facility

     In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under new revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. The new revolver replaced a prior revolving credit facility scheduled to expire in 2002 that provided for borrowings up to $10,000,000. The amount available at any time under old revolver was calculated with a borrowing base of 80% of its eligible trade receivables plus 60% of the inventory at its terminal facility, except that any draw that would cause outstanding borrowings under the facility to exceed $5,000,000 was limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. The net value of marketable securities at that brokerage firm was $2,711,000 at year end 2000. At year end 2001, the Company's borrowing base under its new revolving credit facility was $5,473,000. The new revolving credit facility bears interest at the lender's prime rate plus three-fourths of one percentage point (5.5% at year end
2001), payable monthly, and matures in November 2005. The new loan is subject to a Loan and Security Agreement dated November 5, 2001 between the lender and two subsidiaries of the Company, namely FFP Operating Partners, L.P. and Direct Fuels, L.P. The loan agreement provides that the obligations to the lender are secured by the receivables, terminal inventory, terminal facility of Direct Fuels, L.P., and that liens against FFP Operating Partners, L.P. will take effect upon in the event of a default under the loan agreement. The loan agreement contains numerous, but customary, covenants including, but not limited to, a financial covenant requiring Direct Fuels, L.P. to maintain a specified minimum amount each quarter of earnings before interest, taxes, depreciation and amortization. In the event of a default under the loan, liens on certain assets of FFP Operating Partners, L.P. also take effect. At year end 2001 the Company was in compliance with its financial covenant for its new revolver but was not in compliance with the terms of the loan agreement because it had not met the required fixed charge coverage ratio under loan documents with other lenders. Accordingly, the principal balance of $3,872,000 under the new revolver has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $3,872,000 and $6,858,000, respectively, were outstanding under the revolving lines of credit. In addition, standby letters of credit for the benefit of third parties were issued under the revolving line of credit in the amount of $482,000 at year end 2001.

     The Company's contractual obligations at year end 2001 are summarized in the following table:

                                               Payments Due by Period
                                ------------------------------------------------
                                         Less than                       After
                                 Total     1 year  1-3 years 4-5 years  5 years
                                -------  --------  --------- --------- ---------
                                                (in thousands)

Long-term debt                  $35,038    $7,577    $3,305    $3,992   $20,164
Capital lease obligations         7,701     1,083     1,738     1,706     3,174
Operating leases                 69,095     6,512    11,934    11,193    39,456
                                -------   -------   -------   -------   -------
   Total                       $111,834   $15,172   $16,977   $16,891   $62,794
                               ========   =======   =======   =======   =======

     The Company's other commercial commitments at year end 2001 are summarized in the following table:


                                   Amount of Commitment Expiration Per Period
                                ------------------------------------------------
                                 Total      Less
                                Amount      than      1-3       4-5      After
                               Committed   1 year    years     years    5 years
                               --------- --------  ---------  --------  --------
                                                (in thousands)

Standby letters of credit          $482      $482        $0        $0        $0
Guarantees (1)                    8,641       394       908     1,095     6,244
                                -------   -------   -------   -------   -------
    Total                        $9,123      $876      $908    $1,095    $6,244
                               ========   =======   =======   =======   =======

Notes:
-----
(1)   See Related Party Transactions, below.

     When the Company operated as a publicly traded limited partnership prior to 1998, it made cash distributions to its partners from time to time to provide funds for them to pay income taxes on the Company's income that was allocated to them. With the change in the Company's tax status to a corporation in 1997 and the corporate emphasis on improving profitability, management does not currently anticipate that any dividends will be paid on the Company's common stock in the foreseeable future.

     The Company's cash balances at year end 2001 were $8,406,000, compared to $14,572,000 at year end 2000. Cash flows provided by operating activities in 2001 were $2,222,000, primarily reflected in the decrease in trade receivables and inventories, the receipt of interest-bearing notes receivable in connection with the sale/conversion of convenience stores to Gas-Only Stores, offset by a reduction in current liabilities. Because of lower motor fuel prices than in 2000, less cash is now required to fund the Company's purchases of inventory for the terminal, often payable in advance of pipeline shipments to the terminal, and its trade receivables on wholesale sales, which decreased in 2001 as a result of lower motor fuel prices. Net cash flows used in investing activities were $4,409,000 in 2001. The principal component was capital expenditures for store and equipment improvements at Company stores, new gasoline pumps and other equipment, and improvements made at the terminal. Net cash flows used in financing activities were $3,979,000 in 2001, primarily from payments in excess of borrowings.

     Subject to obtaining satisfactory deal terms, in 2002 the Company intends to continue its efforts to make the outright sales of its convenience stores and/or the sales of its convenience stores to independent operators while retaining a motor fuel concession at those locations. It has identified 50 additional convenience stores that it will attempt to sell/convert to Gas-Only Stores in such a manner. Although the Company does not intend to look for additional convenience stores to purchase in 2002, it may become aware of certain opportunities as the convenience store industry goes through a period of greater competition and consolidation. Any such acquisitions and dispositions could impact the Company's financial results and liquidity.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at the end of 2001 or 2000. {See Note 12 to the Consolidated Financial Statements.}

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of 1996 were $7,809,000, compared to money order payables of $16,894,000 at the end of 2001. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. The Company collects money order receipts on a daily basis on sales of money orders made by its own stores and relies on receiving timely payment from its third party money order sales agents. The Company's failure to receive money order payments on a timely basis from its money order agents could negatively impact the Company's liquidity.

     The Company's working capital at the end of 2001 was $316,000, compared to $15,722,000 at the end of 2000, a decrease of $15,406,000. In past years, the Company has been able to operate its business with minimal or negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. The need to prepay for pipeline fuel purchases for the terminal does require the Company to maintain greater liquidity than before such pipeline purchases began. The decline in working capital resulted primarily from a reduction in trade receivables and inventories and in part by declining motor fuel prices and a decrease in cash and cash equivalents caused in part from an operating loss, as illustrated in the following table:

                                                               (In thousands)

Reduced trade receivables                                       $(9,264)
Reduced inventories                                              (3,760)
Additional marketable securities                                  2,119
Reduced cash and cash equivalents                                (6,166)
Reduced current liabilities                                         874
Other items                                                         791
                                                                --------
       Total change in working capital                         $(15,406)
                                                               =========

Inflation and Seasonality
-------------------------

     The Company believes that inflation can have a material effect on operating results. One example is the upward pressure placed on wages caused by a low unemployment and a robust economy and, for store wages, by the federal minimum wage increases. Increased costs of motor fuel and merchandise can often be quickly reflected in higher prices to customers, but higher prices tend to reduce the demand for products. Motor fuel selling prices can fluctuate quickly as a result of changes in the prices charged for refined fuel products, which in turn are significantly influenced by changes in crude oil prices. Management cannot make accurate predictions as to future increases in fuel or merchandise prices or in consumer demand for those products. Significant increases in the retail price of motor fuels tend to reduce fuel demand and the Company's gross profit on fuel sales, reduce merchandise sales as fewer customers stop to purchase motor fuel, result in larger write offs of any bad debts on wholesale motor fuel sales that are not considered collectible, raise the possibility that third party operators of convenience stores and money order sales agents will become more likely to default in paying their obligations to the Company, and raise financing costs to carry accounts receivable and inventories.

     The Company's businesses are normally subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items for weekend and vacation travel during the warmer months.


Related Party Transactions
--------------------------

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

     The Company leases real property for some of its retail outlets from FFP Partners. The Company made lease payments of $2,932,000, $2,951,000, and $2,952,000 to FFP Partners for its properties in 2001, 2000, and 1999, respectively. In addition, the Company entered into long-term leases with FFP Partners in 1999 for 14 properties that are treated for accounting purposes as capital leases. Pursuant to those capital leases, in 2001, 2000 and 1999 the Company paid $790,000, $802,000 and $675,000, respectively, accounted for as interest expense, plus $63,000, $51,000 and $35,000, respectively, accounted for as a reduction of the capital lease obligation.

     As a condition to the Company's acquisition of store operations under long-term leases with FFP Partners for 14 properties in 1999, the Company was required to guarantee indebtedness incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At year end 2001, $8,641,000 remained outstanding on those loans of FFP Partners, which amount will be fully amortized over the remaining portion of a 15-year loan term through 2014. The Company's scheduled real estate lease payments to FFP Partners will equal or exceed the debt service costs of FFP Partners during the term of the leases.

     The Company provides cash management services for FFP Partners. Under their agreement, the Company pays all of FFP Partners' expenses, receives all of its revenues, and maintains detailed records of each transaction. An ongoing account is maintained with the amount owed accruing interest monthly at the prime rate. The Company paid interest expense of $123,000, $108,000 and $140,000 to FFP Partners on the amounts owed by the Company to FFP Partners in 2001, 2000 and 1999, respectively. At year end 2001 and 2000, the Company was indebted to FFP Partners in the amount of $1,527,000 and $1,407,000, respectively. After year end 2001, the Company repaid substantially all of that indebtedness. In addition, FFP Partners paid interest of $892,000 to the Company in 1999 under a note payable to the Company that was repaid in October 1999.

     The Company and FFP Partners are parties to a reimbursement agreement pursuant to which FFP Partners reimburses the Company for all direct costs of FFP Partners (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of FFP Partners. For each of 2001, 2000 and 1999, FFP Partners paid $200,000 to the Company as the indirect overhead cost reimbursement.

     The Company also leases real property for some of its retail outlets and for administrative and executive office facilities from various other entities affiliated with certain officers of the Company. During 2001, 2000, and 1999, the Company paid $948,000, $947,000, and $944,000, respectively, to such entities with respect to these leases.

     In July 1991, the Company entered into an agreement with a corporation owned by the Company's chairman of the board and chief executive officer. Under that agreement, the corporate affiliate has sold alcoholic beverages at the Company's stores in the State of Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1997, the agreement was amended to extend the term for five years commencing on the date of amendment. In 2001, 2000, and 1999, the sales recorded by the corporate affiliate under this agreement were $15,982,000, $17,414,000, and $17,596,000, respectively. The
Company received $2,762,000, $2,853,000, and $3,036,000 in 2001, 2000, and 1999,
respectively, in rent, management fees, and interest income. Such amounts are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the corporate affiliate earned $160,000, $174,000, and $176,000 in 2001, 2000, and 1999, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advanced funds to the corporate affiliate to pay for the purchases of alcoholic beverages, and receipts from the sales of such beverages were credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $717,000, and $755,000 at year end 2001 and 2000, respectively. In March 2002, the Company purchased all of the outstanding stock of the corporate affiliate from the Company's chairman of the board and chief executive officer and will operate such corporation thereafter as a subsidiary. The Company's purchase price in that acquisition is equal to one half of one percent of all sales made by that corporate affiliate in each of the next 48 months, payable monthly.

     The Company purchased computer software and consulting services from an entity owned by a former director of the Company in the amount of $265,000, $225,000, and $156,000 in 2001, 2000, and 1999, respectively. The Company purchased fuel supply consulting and procurement services from an entity owned by family members of the chairman of the board and chief executive officer of the Company in the amount of $68,000 in each of 2001, 2000, and 1999

     In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by companies affiliated with certain officers of the Company or members of their family. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company affiliated with certain officers of the Company or members of their family, which granted to that affiliated company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company maintains with unrelated parties. In 2001, 2000, and 1999, the Company paid commissions to this affiliated company related to the sale of motor fuel at those locations in the amount of $363,000, $259,000, and $239,000, respectively.

Critical Accounting Policies
----------------------------

     Many significant accounting policies affecting the financial statements of the Company are summarized in the Notes to the Consolidated Financial Statements. Management believes that three critical accounting policies adopted by the Company are its policies relating to the accounting treatment of the following: marketable securities, gain on sale/conversion of merchandise operations at convenience stores to third parties who then operate the location as a Gas-Only Stores, and investments in operating and capital leases.

     The Company classified all of its investments in marketable securities through September 30, 2000, as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. On October 1, 2000, the Company changed its intention in holding its marketable securities to a longer term outlook. Accordingly, since October 1, 2000, the Company has classified all of its marketable securities as "available-for-sale" securities. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Had the Company classified its marketable securities as trading securities since October 1, 2000, instead of as available-for-sale securities, the Company would have recorded additional income of $167,000 and additional losses of $969,000, both net of tax, in 2001 and 2000, respectively. Dividend and interest income, including the amortization of any premium and discount arising at acquisition, are included in earnings for both trading securities and available-for-sale securities.

     In 2001 and in past years the Company has sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 15%. Gains on sales which meet specified criteria, including receipt of a significant cash down payment (usually 20% or more) and projected cash flow from store operations sufficient to adequately service the debt, are recognized upon closing of the sale. Gains from sales that do not meet the specified criteria are recognized under the installment method as cash payments are received. Had the Company recorded all gains on this type of sale under the installment method in 2001 and 2000, miscellaneous income would have been reduced by $1,036,000 and $2,585,000, respectively. Gains being recognized under the installment method are evaluated in years subsequent to the year of sale to determine if full recognition of the gain is then appropriate. Under these sales, the Company generally retains the real estate or leasehold interests and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company usually retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements.

     All of the Company's leases are treated as operating leases, except for the building portion of l4 leases executed in 1999. In 1999, FFP Partners purchased 14 improved real properties and immediately leased the properties to the Company under 15-year leases. The Company's total rental payments to FFP Partners under those leases are $99,000 per month. Of that amount, $28,000 per month is allocated to the land portion of those leases and classified as rent expense under operating leases, while $71,000 per month is allocated to the building portion of those leases and classified as payments made in retirement of its capital lease obligation. Had those 14 leases instead been classified as operating leases, the entire $71,000 in rent payments for the buildings would be reported as rent expense, instead of being reported partially as interest expense and partially as principal payments on the Company's capital lease obligation and the Company would not report depreciation expense from those building. In addition, the balance sheets of the Company would not report the building portion of those 14 real properties as an asset, as it presently does.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest costs. The Company was obligated in the amount of $3,872,000 and $6,858,000 under its line of credit facility at the end of 2001 and 2000, respectively. All of the Company's other obligations at the end of 2001 were not subject to interest rate risk because such borrowings contain fixed rate financing. The Company's investments in marketable securities are also subject to risks related to interest rate increases, but the potential effect of such risks cannot be quantified with certainty.

     The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to mitigate that risk is subject to risk because the commodities subject to a futures contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were not significant at the end of 2001 and 2000. {See Note 12 to the Consolidated Financial Statements.}

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements filed herewith begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages, positions, and business experience of the Company's executive officers and directors at the end of 2001:

      Name                 Age           Position
-----------------------    ---     -------------------------------------------
John H. Harvison [1]        67     Chairman of the Board and Chief Executive
                                      Officer
Robert J. Byrnes [1]        60     President, Chief Operating Officer, and
                                      Director
Craig T. Scott              55     Vice President - Finance, General Counsel,
                                      Secretary, Treasurer, and Chief Financial
                                      Officer
J. D. St. Clair             67     Vice President - Fuel Supply and Distribution
                                      and Director
Michael Triantafellou       48     Vice President - Retail Operations and
                                      Director
Joseph F. Leonardo [1, 2]   53     Director
John D. Harvison            45     Director
Victor Puente, Sr. [2]      75     Director
Robert W. Ratliff [2]       50     Director

Notes:
-----
[1]  Member of Compensation Committee
[2]  Member of Audit Committee

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

     John D. Harvison was elected a Director of the Company's predecessor in April 1995. Mr. Harvison has been Vice President of Dynamic Production, Inc., an independent oil and gas exploration and production company since 1977. He previously served as Operations Manager for Dynamic Production from 1977 to 1987. He also serves as an officer of various other companies that are affiliated with Dynamic Production that are involved in real estate management and various other investment activities. Mr. Harvison is the son of John H. Harvison, the Chairman of the Board and Chief Executive Officer of the Company.

     Victor Puente, Sr. was elected for a three-year term on the Board of Directors in May 2001. Mr. Puente founded Southwest Office Systems, Inc., now the largest Hispanic-owned office equipment dealer in the nation, in 1967 and continues to serve as its chairman of the board. He also serves as the chief executive officer of four other companies: Puente Concessions, which owns and operates four newsstands and gift shops at DFW Airport; V. Puente Currency, a currency exchange with three locations; La Bodega Winery, a winery located inside DFW Airport; and Venturas Puente, the operator of Frullati franchises at five locations. Formerly named as the Businessman of the Year by the Fort Worth Hispanic Chamber of Commerce and as the Small Business Person of the Year for the Dallas District of the Small Business Administration, Mr. Puente has served and currently serves on the Board of Directors of many charitable organizations.

     Robert W. Ratliff was elected for a three-year term on the Board of Directors in May 2001. Mr. Ratliff has been an independent consultant, advisor and investor in the energy industry since 1999. From 1980 until 1999, he served as business analyst and senior petroleum landman for Union Pacific Resources Company, a large oil and gas exploration and production company based in Fort Worth, Texas. He previously served for nine years as an operations manager, petroleum landman and lease broker for his own lease brokerage business and other oil and gas companies. Mr. Ratliff obtained a BBA in 1976 from the University of Texas in Austin, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company in its fiscal years 2001, 2000 and 1999 to the Chief Executive Officer and each of up to four other most highly compensated officers whose salary and bonus in 2001 exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                                                    Compensation
                              Annual Compensation                      Awards
                                                                    ------------
                                                                     Securities
                                                                     Underlying
                                                                    Options/SARs
Name and Principal Position          Year    Salary($)  Bonus($)  (# shares) (1)
---------------------------         -----    ---------  --------  --------------

John H. Harvison                     2001    $135,000         $0             0
  Chairman and Chief Executive       2000     137,596          0             0
  Officer                            1999     135,000      2,546             0

Robert J. Byrnes                     2001    $135,000         $0             0
  President and Chief Operating      2000     137,596          0             0
  Officer                            1999     135,000          0             0

Michael Triantafellou                2001     $90,000    $25,000             0
  Vice President -                   2000      91,730     25,000             0
  Retail Operations                  1999      90,000     25,000             0

Craig T. Scott                       2001    $125,000    $25,000             0
  Vice President- Finance, General   2000     127,404     25,000             0
  Counsel, Secretary and Treasurer   1999     125,000     22,000        30,000

Notes:
-------
     (1) Qualified stock options to purchase 30,000 shares of the Company were granted to Mr. Scott on August 6, 1999. The exercise price of the options equals the fair market value of the stock on the date of grant. The options vest one-third on each of the first three anniversary dates of the grant. In the event of a change of control of the Company, any unexercisable portion of the options will become immediately exercisable.

Stock Options Granted in 2001
-----------------------------

         The Company did not grant any stock options to Named Executive Officers during 2001. The Company has not granted any stock appreciation rights ("SARs") at any time.

Aggregated Stock Options Exercised in 2001 and
Stock Option Values as of December 30, 2001
---------------------------------------------

     The following table discloses options to purchase common stock of the Company held by each of the Named Executive Officers and the potential realizable values for the options at the end of fiscal year 2001. None of the Named Executive Officers exercised any options during fiscal year 2001. No SARs were exercised during 2001, and none were outstanding at year end.

                                   Number of Securities
                                 Underlying Unexercised     Value of Unexercised
                                    Options at Fiscal       In-the-Money Options
                                      Year End (#)(1)       at Fiscal Year End
                                      ---------------       --------------------
                                                                    ($)(1)(2)
                                        Exercisable/             Exercisable/
            Name                       Unexercisable            Unexercisable
-----------------------               ---------------       --------------------

John H. Harvison                        40,000 / 0                     0 / 0

Robert J. Byrnes                        35,000 / 0                     0 / 0

Michael Triantafellou                   13,334 / 0                     0 / 0

Craig T. Scott                          20,000 / 10,000                0 / 0

Notes:
-----

(1) "Exercisable" reflects options that were both vested and exerciseable as of December 30, 2001, and "Unexercisable" reflects options that have not vested as of December 30, 2001.

(2) Value is determined by subtracting the person's exercise price from the fair market value of the Company's common stock at fiscal year end on December 30, 2001 ($2.10), based upon the closing sales price of the Company's common stock on the American Stock Exchange on such date.

Compensation of Directors
-------------------------

     Each director who is not an officer or employee of the Company receives an annual retainer of $4,000, plus $1,000 for each meeting of the Board of Directors, or committee meeting not held in conjunction with a meeting of the Board of Directors, which he attends and $500 for each telephone meeting in which he participates. Each director is also reimbursed for expenses related to attending Board of Directors meetings.

     Directors who are officers or employees of the Company receive no additional compensation for attending Board of Directors or committee meetings.

Employment Agreements
---------------------

     The Company has employment agreements with each executive officer providing that, if the employment of any such officer is terminated for any reason, other than the commission of an act of fraud or dishonesty with respect to the Company or for the intentional neglect or nonperformance of his duties, the officer shall receive an amount equal to twice his then current annual salary plus a continuation of certain benefits provided by the Company for a period of two years.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

     During 2001, the Compensation Committee consisted of John H. Harvison (who served as chairman), Robert J. Byrnes and Joseph F. Leonardo. Accomplishing the Company's primary objective of maximizing the value of the Company's common stock over time requires developing and marketing products and services with cost-effective solutions to the Company's customers' needs and desires. The overall goal of the Compensation Committee is to develop compensation practices that will allow the Company to attract and retain the people needed to meet the Company's objectives.

     The Compensation Committee is responsible for establishing the level of compensation of the executive officers of the Company. The Compensation Committee reviews and evaluates the overall performance of each individual, compares the overall performance of the Company with others in its industry, and considers general economic and competitive conditions. The financial performance of the Company on a yearly basis and as compared with the Company's peer group (see "Comparative Total Returns," below) and the industry as a whole, the Company's stock price and market share, and the individual performance of each of the executive officers, are among the factors reviewed. No particular weight is assigned to one factor over another.

     The Company's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance, the financial performance of the Company and their contribution to that performance. One of the Compensation Committee's objectives is to make a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package is comprised of three elements:
(1) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels of similarly sized companies; (2) annual variable performance awards payable in cash and tied to the Company's achievement of performance goals; and (3) long-term stock-based incentive awards, which strengthen the mutuality of interests between the executive officers and the Company's shareholders. Generally, as an officer's level of responsibility increases, a greater portion of his or her total compensation will be dependent upon the Company's performance and stock price appreciation, rather than the base salary.

     The Compensation Committee has in the past, and may continue in the future, to approve salaries above the agreed-upon base salaries based upon the factors listed above. The Compensation Committee determines bonuses for the Company's executive officers on a case-by-case basis.

     Regarding compensation levels of the Company's executive officers in 2001, the Compensation Committee specifically noted the decline in Company earnings and stock price in 2001.

     Each of the Company's executive officers received a weekly salary in 2001 equal to his 2000 weekly salary, while his annual compensation in 2001 reflected 52 weekly pay periods instead of 53 weeks in 2000. In comparison to the salary levels of the officers of companies within the Company's peer group, the salaries, bonuses, and other forms of compensation of the Company's officers are considered to be below average. In addition, the Company has chosen not to match any of the employees' contributions to the Company's 401(k) plan and provides employees with no other qualified retirement plan. Mr. Triantafellou received an annual $25,000 bonus in consideration of his job performance in supervising the Company's retail operations and in response to the competitive job market. Mr. Scott received an annual $25,000 bonus in consideration of his job performance in managing the Company's financial and legal affairs matters and in response to the competitive job market.

                  Reporting Members of the Compensation Committee

                  John H. Harvison
                  Robert J. Byrnes
                  Joseph F. Leonardo


Compensation Committee, Interlocks and Insider Participation
------------------------------------------------------------

     See "Certain Relationships and Related Transactions," below, for information regarding disclosures pursuant to Item 404 of Commission Regulation S-K. John H. Harvison, John D. Harvison, Robert J. Byrnes, and J.D. St. Clair each also served as executive officers, directors and/or compensation committee members of several affiliated corporations, in which others of these individuals also serve in one or more of these capacities.

Audit Committee in 2001
-----------------------

     Joseph F. Leonardo served as the sole member of the Company's Audit Committee from November 2000 until Victor Puente, Sr., and Robert W. Ratliff were elected to the Board of Directors in May 2001. At that time they joined Mr. Leonardo on the Audit Committee, and all three have served on the Audit Committee since then.

Report of the Audit Committee
-----------------------------

     The Audit Committee is presently composed of three directors and operates under a charter adopted by the Board of Directors according to the rules and regulations of the SEC and the American Stock Exchange. As stated above, from November 2000 until May 2001, the sole Audit Committee member was Joseph F. Leonardo. Since May 2001, the Audit Committee has been comprised of Joseph F. Leonardo, Victor Puente, Sr., and Robert W. Ratliff. The entire Audit Committee reviewed the audited financial statements of the Company for 2001 and performed the related Audit Committee activities described below. The Board of Directors believes that these directors are independent as defined by the American Stock Exchange's Listed Company Guide.

     Management is responsible for the Company's internal controls and the financial reporting process. The Company engaged Grant Thornton LLP ("Grant Thornton") as the Company's independent auditor to perform an independent audit of the Company's consolidated financial statements according to generally accepted auditing standards. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee also recommends the selection of the Company's independent auditors to the Board of Directors.

     In this context, the Audit Committee reviewed and discussed the Company's audited consolidated financial statements with both management and Grant Thornton. Specifically, the Audit Committee discussed with Grant Thornton those matters that are required to be discussed by Statement on Auditing Standards No. 61.

     The Audit Committee received from Grant Thornton the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee). Specifically, the Audit Committee has discussed with Grant Thornton the issue of its independence from the Company.

     Management is responsible for the Company's financial reporting process, including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company's independent auditors are responsible for auditing those financial statements. The Audit Committee's responsibility is to monitor and review these processes. It is not the Audit Committee's duty or its responsibility to conduct auditing or accounting reviews or procedures. The members of the Audit Committee are not employees of the Company and may not be, and may not represent themselves to be or to serve as, accountants or auditors by profession or experts in the fields of accounting or auditing. Therefore, the Audit Committee has relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company's financial statements. The Audit Committee's oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions with management and the independent auditors do not assure that the Company's financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards or that the Company's independent accountants are in fact "independent."

     Based on the Audit Committee's review of the Company's audited consolidated financial statements and its discussions with management and Grant Thornton noted above and the report of the independent auditors to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.



                  Reporting Members of the Audit Committee

                  Joseph F. Leonardo
                  Victor Puente, Sr.
                  Robert W. Ratliff

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table gives information regarding the beneficial ownership of the Company's common stock as of the record date by (1) each person known by the Company to own beneficially five percent or more of the outstanding common stock; (2) each of the Company's directors and nominees for director; (3) each of the executive officers named in the Summary Compensation Table below; and (4) all directors and executive officers of the Company as a group.

                                                      Shares Beneficially
                                                             Owned
                                              ---------------------------------
                                                                       Percent
Name and Address of Beneficial Owner               Number (1)        of Class(2)
-------------------------------------------   ------------------     -----------

John H. Harvison...........................     1,585,153    (3)          41.1%

John D. Harvison...........................     1,570,153    (4)          40.9%

Randall W. Harvison........................     1,469,943    (5)          38.5%

7HBF, Ltd. ...............................        699,333    (6)          18.3%

HBF Financial, Ltd........................        738,443    (7)          19.3%

Robert J. Byrnes..........................        127,043    (8)           3.3%

J. D. St. Clair ..........................        193,627    (9)           5.0%

Michael Triantafellou.....................         13,334   (10)            *

Joseph F. Leonardo........................              0                   *

Victor Puente, Sr. .......................              0                   *

Robert W. Ratliff.........................              0                   *

Craig T. Scott............................         20,000   (11)            *

All directors and executive officers
   as a group (19 persons) ...............      1,801,987                 41.6%


*  Represents less than one percent of the Company's  outstanding  common stock.

Notes:
--------
(1) Beneficial ownership as reported in the above table has been determined according to Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The individuals and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below and subject to community property laws. Unless otherwise noted, the address of each person listed below is 2801 Glenda Avenue, Fort Worth, Texas 76117.

(2) Percentages indicated are based on 3,818,747 shares of common stock issued and outstanding on the record date, except for the percentages of those parties that are based on presently exercisable options as indicated in the following footnotes. Percentage ownership is calculated on the assumption that the shares underlying options to purchase common stock of the Company that are presently held or purchasable within the next 60 days are outstanding for the purpose of computing the percentage ownership of that individual but not for the purpose of computing the percentage ownership of any other person or group shown in the table.

(3) Includes 40,000 shares of common stock issuable upon the exercise of options within 60 days; 699,333 shares of common stock beneficially owned by 7HBF, Ltd., a Texas limited partnership of which John H. Harvison and members of his family are partners; 738,443 shares of common stock beneficially owned by HBF Financial, Ltd., a Texas limited liability company that is 98%-owned by trusts for the benefit of the children of John
     H. Harvison and 2%-owned by one of his sisters and 32,167 shares of common stock owned by a company of which John H. Harvison is an officer and director. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 shares of common stock with Garland R. McDonald; 49,750 shares of common stock with Garland R. McDonald and Barbara J. Smith, who is John H. Harvison's sister; 83,417 shares of common stock with J. D. St. Clair; and 16,833 shares of common stock with Robert J. Byrnes. The beneficial ownership of 175,000 shares of common stock included in the foregoing shares owned by 7HBF, Ltd. is in dispute based on the prior ownership of Economy Oil Company, the record holder of the shares. A trial court decision in favor of the Harvison family's ownership of Economy Oil Company has been affirmed on appeal by the Texas Second Court of Appeals, which is currently considering a motion for rehearing filed by the appellant.

     Several affiliated companies owned by John H. Harvison, members of his family and certain other officers of the Company hold sole voting and investment power with respect to 928,110 shares of common stock of the Company that have been pledged as security to Southwest Securities Incorporated in connection with margin loans. The current balance of those loans is zero. The loan documents prohibit such companies from selling, transferring or encumbering those shares without the consent of Southwest Securities, other than those shares that may be sold to satisfy the loan and other obligations to Southwest Securities. Southwest Securities also holds the right to sell the shares if minimum requirements of the margin account are not maintained.

(4) Includes 25,000 shares of common stock issuable upon the exercise of options within 60 days; 699,333 shares of common stock beneficially owned by 7HBF, Ltd., of which John D. Harvison is a general partner; 738,443 shares of common stock beneficially owned by HBF Financial, Ltd.; 32,167 shares of common stock owned by a company, one-third of which is owned by trusts for the benefit of John D. Harvison and his siblings; and 75,210 shares of common stock owned by a company of which John D. Harvison is a director.

(5) Includes 699,333 shares of common stock beneficially owned by 7HBF, Ltd., of which Randall W. Harvison is a general partner; 738,443 shares of common stock beneficially owned by HBF Financial, Ltd., which is 98%-owned by trusts for the benefit of the siblings of Randall W. Harvison; and 32,167 shares of common stock owned by a company, one-third of which is owned by trusts for the benefit of Randall W. Harvison and his siblings.

(6) Includes 699,333 shares of common stock owned by nine companies that are owned or controlled by 7HBF, Ltd.

(7) Includes 738,443 shares of common stock owned by a company that is owned by HBF Financial, Ltd. In addition, HBF Financial, Ltd. owns 31% of the general partner of 7HBF, Ltd.

(8) Includes 35,000 shares of common stock issuable upon the exercise of options within 60 days; 16,833 shares of common stock held by a company of which Mr. Byrnes is a director, executive officer, and 50% owner. Mr. Byrnes may be deemed to share beneficial ownership of 16,833 shares of common stock with 7HBF Financial, Ltd.

(9) Includes 30,000 shares of common stock issuable upon the exercise of options within 60 days; 5,000 shares of common stock held directly; and 83,417 shares of common stock held by a company of which Mr. St. Clair is a director, executive officer and a one-third owner. Mr. St. Clair may be deemed to share beneficial ownership of the 83,417 shares of common stock with 7HBF Financial, Ltd.

(10) Includes 13,334 shares of common stock issuable upon the exercise of options within 60 days.

(11) Includes 20,000 shares of common stock issuable upon the exercise of options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leases buildings or land and buildings for some of its retail outlets from FFP Partners. John H. Harvison, the Chairman and Chief Executive Officer of the Company, and Craig T. Scott, the Vice President - Finance, Chief Financial Officer, Secretary, Treasurer, and General Counsel of the Company, hold similar positions with the general partner of FFP Partners. Furthermore, companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or certain other executive officers of the Company hold corresponding ownership interests in FFP Partners or its subsidiaries.

     The Company's leases on most of its properties were owned by FFP Partners prior to December 1997 and were leased from FFP Partners immediately after the December 1997 restructuring of FFP Partners. In that restructuring the non-real estate assets and businesses of FFP Partners were transferred to the Company, while FFP Partners retained the real estate used in the retail operations. In February 1999 FFP Partners purchased 14 properties from a third party and leased those properties to the Company under long-term leases. Lease rates payable by the Company for locations owned by FFP Partners were established based on knowledge of the properties by the management of FFP Partners and the Company and their general experience in acting as lessor and lessee for similar properties. Management of the Company believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. The Company did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination. The Company paid $2,932,000 in rent to FFP Partners during fiscal year 2001. In addition, with respect to the 14 properties acquired by FFP Partners in February 1999 that are treated as capital leases under generally accepted accounting principles, the Company paid $790,000 and $63,000 to FFP Partners in fiscal year 2001 as interest expense and in reduction of capital lease obligations, respectively. At December 30, 2001, the outstanding capital lease obligation of the Company to FFP Partners for the 14 properties was $3,782,000.

     As a condition to the Company's acquisition of store operations at those 14 properties, the Company was required to guarantee the acquisition indebtedness payable to third parties in the original principal amount of $9,550,000 incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At December 30, 2001, $8,641,000 remained outstanding on those loans of FFP Partners, which will be fully amortized over a 15-year period. The Company's scheduled real estate lease payments to FFP Partners will equal or exceed the debt service costs of FFP Partners during the term of the leases.

     The Company provides cash management services for FFP Partners. Under their agreement, the Company pays all of FFP Partners' expenses, receives all of its revenues, and maintains detailed records of each transaction. An ongoing account is maintained with the amount owed accruing interest monthly at the prime rate. The Company paid interest expense of $123,000 to FFP Partners on the amounts owed by the Company to FFP Partners in fiscal year 2001. At December 30, 2001, the Company was indebted to FFP Partners in the amount of $1,527,000.

     The Company leases land or land and buildings for some of its retail outlets and some administrative and executive office facilities from various entities directly or indirectly owned by John H. Harvison, John D. Harvison, and members of their immediate families and Messrs. Byrnes, St. Clair, and McDonald. Messrs. Harvison, Harvison, Byrnes, St. Clair and McDonald are officers and/or directors of the Company. During fiscal year 2001, the Company paid $948,000 to these entities with respect to these leases. The Company believes the leases with these affiliates are on terms that are currently more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties.

     The Company and FFP Partners are parties to a reimbursement agreement, pursuant to which FFP Partners reimburses the Company for all direct costs of FFP Partners, plus $200,000 for indirect overhead costs of FFP Partners. FFP Partners paid $200,000 to the Company in fiscal year 2001 as the indirect overhead cost reimbursement.

     John H. Harvison owns 50% of Product Supply Services, Inc., which provides consulting services and acts as an agent for the Company in connection with the procurement of motor fuel for sale by the Company. Product Supply provides these services to the Company under an agreement providing that the Company will pay Product Supply $5,000 per month, supply it with office space and support services such as telephone and clerical assistance, and pay its reasonable out-of-pocket costs in providing the services. The agreement may be canceled either by the Company or Product Supply upon 60 days' written notice. During fiscal year 2001, the Company paid $68,000 to Product Supply for its services and out-of-pocket costs.

     E. Michael Gregory, a former director of the Company who resigned in June 2001, is the owner and president of Gregory Consulting, Inc. That company provides engineering, consulting and other similar services to the Company. During fiscal year 2001, the Company paid Gregory Consulting $265,000 for those services.

     During 2001, the Company was not licensed to sell alcoholic beverages at most of its locations in the State of Texas. Consequently, the Company entered into agreements with Nu-Way Beverage Company, a corporation wholly owned by John
H. Harvison, under which Nu-Way Beverage sold alcoholic beverages at the Company's Texas outlets. Under this agreement, the Company received rent and a management fee relative to the sale of alcoholic beverages and loaned funds to Nu-Way Beverage to pay for its alcoholic beverage purchases. The Company received interest income on those funds at 1/2% above the prime rate charged by a major commercial bank, and the loan was secured by the alcoholic beverage inventory located in the Company's Texas outlets. During fiscal year 2001, the highest balance due under this loan, and the balance of the loan at the end of the fiscal year, was $717,000. During fiscal year 2001, Nu-Way Beverage sold $15,982,000 of alcoholic beverages at the Company's Texas outlets. After deducting cost of sales and other expenses related to these sales, including $2,762,000 of rent, management fees, and interest paid to the Company, Nu-Way Beverage earned $160,000 in fiscal year 2001 from selling alcoholic beverages at the Company's Texas outlets.

     In 1980 and 1982, entities affiliated with John H. Harvison, members of his immediate family and their affiliates granted to E-Z Serve, Inc., the right to sell motor fuel at retail for a period of 10 years at outlets owned, leased or controlled, directly or indirectly, by these affiliated entities. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to E-Z Serve at such locations were assigned to FFP Partners in May 1987 in connection with the acquisition of its initial base of retail operations. Upon the expiration or termination of those agreements in 1990, FFP Partners entered into agreements with Thrift Realty, a company owned and controlled by members of John H. Harvison's immediate family, granting to FFP Partners the exclusive right to sell motor fuel at certain retail locations. FFP Partners assigned the agreements to the Company in the December 1997 restructuring of FFP Partners. The terms of these agreements are comparable to other agreements that the Company has with unrelated parties. During fiscal year 2001, the Company paid $363,000 to Thrift Realty under these agreements.


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

     (3)  Exhibits.

           3.1  Articles of Incorporation of FFP Marketing Company, Inc. {1}
           3.2  Bylaws of FFP Marketing Company, Inc. {1}
          10.1  Nonqualified Unit Option Plan of FFP Partners, L.P. {1}
          10.2  Form of Ground Lease with affiliated companies. {1}
          10.3  Form of Building Lease with affiliated companies. {1}
          10.4  Form of Agreement with Product Supply Services, Inc. {1}
          10.5  FFP Marketing Company. Inc. Stock Option Plan. {2}
          10.6 Loan and Security Agreement between Direct Fuels, L.P. and FFP Operating Partners, L.P., as borrowers, and Foothill Capital Corporation, as lender, dated November 5, 2001 {3}
          21.1  Subsidiaries of the Registrant. {3}
          23.1  Consent of Independent Certified Public Accountants. {3}


          Notes
          -----

          {1} Incorporated by reference to the Company's Form 10-K (file number 1-13727) filed with Commission and effective on or about April 13, 1998.

          {2} Incorporated by reference to the Company's Form 10-K (file number 1-13727) filed with Commission and effective on or about April 12, 2000.

          {3}  Included with filing with Commission on or about June 24, 2002.

     (b)   The Company did not file a Form 8-K in 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 24, 2002                     FFP MARKETING COMPANY, INC.
                                          (Registrant)

                                          By: /s/ John H. Harvison
                                              --------------------------
                                              John H. Harvison
                                              Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons sign this Annual Report on behalf of the Registrant in the capacities indicated as of June 24, 2002.


/s/ John H. Harvison            Chairman of the Board of Directors and Chief
----------------------------    Executive Officer (Principal executive officer)
John H. Harvison

/s/ Robert J. Byrnes            President, Chief Operating Officer, and Director
----------------------------    (Principal operating officer)
Robert J. Byrnes

/s/ Craig T. Scott              Vice President-Finance, Secretary, Treasurer,
----------------------------    and General Counsel (Principal financial and
Craig T. Scott                  accounting officer)

/s/ J.D. St. Clair              Director
---------------------------
J. D. St. Clair

/s/ Michael Triantafellou       Director
---------------------------
Michael Triantafellou

/s/ Joseph F. Leonardo          Director
---------------------------
Joseph F. Leonardo

/s/ John D. Harvison            Director
---------------------------
John D. Harvison

/s/ Victor Puente, Sr.          Director
---------------------------
Victor Puente, Sr.

/s/ Robert W. Ratliff           Director
---------------------------
Robert W. Ratliff

ITEM 8.  INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                      Number
                                                                     -------

Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets as of December 30, 2001
    and December 31, 2000                                              F-3

Consolidated Statements of Operations for the Years
    Ended December 30, 2001, December 31, 2000, and
    December 26, 1999                                                  F-4

Consolidated Statements of Stockholders' Equity for
    the Years Ended December 30, 2001, December 31,
    2000, and December 26, 1999                                        F-5

Consolidated Statements of Cash Flows for the Years
    Ended December 30, 2001, December 31, 2000, and
    December 26, 1999                                                  F-6

Notes to Consolidated Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Stockholders of
FFP Marketing Company, Inc.:

     We have audited the accompanying consolidated balance sheets of FFP Marketing Company, Inc. and its subsidiaries as of December 30, 2001, and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 30, 2001, December 31, 2000, and December 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FFP Marketing Company, Inc. and its subsidiaries as of December 30, 2001, and December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 30, 2001, December 31, 2000, and December 26, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 18, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, and December 26, 1999 have been restated.



                                      GRANT THORNTON LLP



Dallas, Texas
April 24, 2002, except for Note 6,
as to which the date is June 24, 2002

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 2001, AND DECEMBER 31, 2000
                    (In thousands, except share information)

                                                        2001             2000
                                                     ----------    -------------
                                                                    (As Restated
                                                                   -See Note 18)
          ASSETS                                                   -------------

Current assets -
  Cash and cash equivalents                            $8,406           $14,572
  Marketable securities                                 5,203             3,084
  Trade receivables, less allowance
    for doubtful accounts of $1,842 and
    $913 in 2001 and 2000, respectively                15,763            25,027
  Inventories                                          20,742            24,502
  Notes receivable, current portion                     2,156             1,391
  Notes receivable from affiliates                        722               770
  Deferred tax asset                                      898             1,295
  Prepaid expenses and other current assets             1,147               676
                                                     --------          --------
    Total current assets                               55,037            71,317
Property and equipment, net                            35,906            38,074
Environmental remediation reimbursement claims          2,237             1,750
Notes receivable, excluding current portion             4,330             3,620
Other assets, net                                       6,497             6,570
                                                     --------          --------
       Total assets                                  $104,007          $121,331
                                                     ========          ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  Current portion of long-term debt                    $7,577            $1,642
  Current portion of obligations
    under capital leases                                  299               437
  Accounts payable                                     14,769            19,690
  Money orders payable                                 16,894            18,237
  Accrued expenses                                     13,655            14,182
  Due to affiliate                                      1,527             1,407
                                                     --------          --------
    Total current liabilities                          54,721            55,595
Long-term debt, excluding current portion              27,461            37,557
Obligations under capital leases, excluding
  current portion                                       3,742             4,042
Deferred income taxes                                     898             2,906
Other liabilities                                       2,571             2,081
                                                     --------          --------
      Total liabilities                                89,393           102,181
Commitments and contingencies                              -                 -
Stockholders' equity -
  Preferred stock ($0.01 par value; 1,000,000
    shares authorized; no shares issued and
    outstanding)                                            0                 0
  Common stock ($0.01 par value; 9,000,000
    shares authorized; 3,818,747 shares issued
    and outstanding in 2001 and 2000)                  22,235            22,235
  Accumulated deficit                                  (6,819)           (2,116)
  Accumulated other comprehensive loss                   (802)             (969)
                                                     --------          --------
     Total stockholders' equity                        14,614            19,150
                                                     --------          --------
       Total liabilities and stockholders' equity    $104,007          $121,331
                                                     ========          ========


          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999
                  (In thousands, except per share information)

                                              2001          2000         1999
                                           --------     ----------    ----------
                                                       (As Restated-See Note 18)
                                                       -------------------------

Revenues -
  Motor fuel                               $510,117      $564,634      $378,945
  Merchandise                                99,131       111,909       114,422
  Miscellaneous                              12,832        11,850        11,012
                                           --------      --------      --------
     Total revenues                         622,080       688,393       504,379
Costs and expenses -
  Cost of motor fuel                        483,932       533,947       350,794
  Cost of merchandise                        70,136        78,746        80,685
  Direct store expenses                      45,491        50,075        50,524
  General and administrative expenses        17,598        15,694        14,389
  Depreciation and amortization               7,999         7,225         6,724
                                           --------      --------      --------
     Total costs and expenses               625,156       685,687       503,116
                                           --------      --------      --------
Operating income (loss)                      (3,076)        2,706         1,263
  Interest income                             1,334         1,453         1,376
  Interest expense                            4,546         4,556         3,989
                                           --------      --------      --------
Loss before income taxes and
  extraordinary items                        (6,288)         (397)       (1,350)
     Income tax expense (benefit)            (1,585)            1          (336)
                                           --------      --------      --------
Loss before extraordinary items              (4,703)         (398)       (1,014)
Extraordinary loss (net of applicable
  income tax benefit of $134 in 1999)             0             0           241
                                           --------      --------      --------
Net loss                                    $(4,703)        $(398)      $(1,255)
                                           ========      ========      ========

Loss before extraordinary items, per share -
     Basic                                   $(1.23)       $(0.10)       $(0.27)
     Diluted                                  (1.23)        (0.10)        (0.27)

Net loss, per share -
     Basic                                   $(1.23)       $(0.10)       $(0.33)
     Diluted                                  (1.23)        (0.10)        (0.33)

Weighted average number of common
  shares outstanding -
     Basic                                    3,819         3,819         3,819
     Diluted                                  3,819         3,819         3,819



          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999
                                 (In thousands)

                                                     Accum-
                                                     ulated
                                                     Other                Total
                                         Accum-     Compre-    Compre-    Stock-
                                Common   ulated     hensive    hensive  holders'
                                Stock    Deficit     Loss       Loss     Equity
                               -------  -----------  ------    -------   -------
                                      (As Restated-             (As Restated -
                                       See Note 18)             See Note 18)
                                       ------------            -----------------

Balance, December 27, 1998    $22,235    $(463)        $0        $0     $21,772

Net loss                           -    (1,255)        -     (1,255)     (1,255)
                              -------   -------      -----  --------    --------

Comprehensive loss                                          $(1,255)
                                                            ========

Balance, December 26, 1999     22,235   (1,718)        -                 20,517

Net loss                           -      (398)        -      $(398)       (398)
Unrealized loss on marketable
  securities, net of tax
  benefit of $498                  -        -        (969)     (969)       (969)
                              -------   -------      -----  --------    --------

Comprehensive loss                                          $(1,367)
                                                            ========

Balance, December 31, 2000     22,235   (2,116)      (969)               19,150

Net loss                           -    (4,703)        -    $(4,703)     (4,703)

Unrealized gain on market-
   able securities, net of
   tax expense of $37              -        -         260       260         260

Reclassification of real-
   ized gain on marketable
   securities, net of tax
   expense of $119                 -        -        (232)     (232)       (232)

Reclassification of
  unrealized loss on
  marketable securities
  to income, net of tax
  benefit of $71                   -        -         139       139         139
                              -------   -------      -----  --------    --------

Comprehensive loss                                          $(4,536)
                                                            ========

Balance, December 30, 2001    $22,235  $(6,819)     $(802)              $14,614
                              =======  ========    =======              =======




          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999
                 (In thousands, except supplemental information)

                                                      2001      2000      1999
                                                    --------  --------  --------
                                                                 (As Restated-
                                                                  See Note 18)
                                                               -----------------

Cash Flows from Operating Activities -
  Net loss                                          $(4,703)    $(398)  $(1,255)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities -
    Depreciation and amortization                     7,999     7,225     6,724
    Provision for doubtful accounts                   1,244       413       651
    Deferred income tax expense (benefit)            (1,585)        1      (470)
    (Gain) loss on sale of property and equipment       218      (250)      307
    (Gain) on sale/conversion of store operations    (1,796)   (2,851)      (38)
    Realized gain from marketable securities           (351)        0         0
    Loss on impairment of marketable securities         210         0         0
    Accrued interest and discount on
      marketable securities                            (970)        0         0
    Changes in operating assets and liabilities-
      Trading securities                                  0    (2,036)   (3,355)
      Trade receivables                               8,020    (8,278)   (5,917)
      Inventories                                     2,582    (2,149)   (8,386)
      Prepaid expenses and other current assets      (1,224)   (1,064)   (2,224)
      Accounts payable                               (4,921)   (2,829)    6,265
      Money orders payable                           (1,343)    5,488    (2,441)
      Accrued expenses and other liabilities         (1,158)   (3,771)    2,726
                                                    --------  --------  --------
Net cash provided by (used in) operating activities   2,222   (10,499)   (7,413)
                                                    --------  --------  --------

Cash Flows from Investing Activities -
  Proceeds from sale of marketable securities           539     1,453         0
  Purchase of available-for-sale securities               0      (538)        0
  Purchase of property and equipment                 (6,365)   (5,162)  (13,032)
  Proceeds from sale of property and equipment           66       953       129
  Proceeds from sale/conversion of store operations     637     1,160         0
  Decrease (increase) in notes receivable
    from affiliates                                     (33)      108    14,103
  Decrease in notes receivable                          747       349        75
                                                    --------  --------  --------
Net cash provided by (used in) investing activities  (4,409)   (1,677)    1,275
                                                    --------  --------  --------

Cash Flows from Financing Activities -
  Proceeds from long-term debt                      186,181   102,337   490,771
  Principal payments on long-term debt             (190,342)  (96,574) (477,715)
  Borrowings under capital lease obligations              0         0     3,985
  Principal payments on capital lease obligations      (438)     (398)     (464)
  Borrowings from affiliate                             620       515       892
                                                    --------  --------  --------
Net cash provided by (used in) financing activities  (3,979)    5,880    17,469
                                                    --------  --------  --------

Net increase (decrease) in cash and cash equivalents (6,166)   (6,296)   11,331
Cash and cash equivalents at beginning of year       14,572    20,868     9,537
                                                    --------  --------  --------
Cash and cash equivalents at end of year             $8,406   $14,572   $20,868
                                                    ========  ========  ========



Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                               $4,546    $4,556    $3,884



          See accompanying Notes to Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999

1.  Basis of Presentation

     FFP Marketing Company, Inc., a Texas corporation (the "Company"), was formed immediately prior to a tax-motivated restructuring of FFP Partners, L.P., a Delaware limited partnership ("FFP Partners") in December 1997. In that restructuring, FFP Partners transferred all of its assets and businesses to the Company, except that FFP Partners retained the real estate previously used in its retail operations. Unless the context requires otherwise, references in these consolidated financial statements to the "Company" for periods or activities prior to the December 1997 restructuring include the activities of FFP Partners. The net book value of real estate assets and liabilities retained by FFP Partners was reflected at that time as a distribution to FFP Partners in the Company's consolidated statements of stockholders' equity. Accordingly, no gain or loss was recognized as a result of the restructuring. In the 1997 restructuring of FFP Partners, the holders of its limited partnership interests received one share of common stock of the Company for each limited partnership unit that they owned on December 28, 1997, resulting in each such person owning the same economic interest in the Company as they had held in FFP Partners.

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Certain reclassifications for prior years have been made to conform to the current year presentation.

     The Company conducts its operations through the following subsidiaries:

    Entity                           Date Formed        Principal Activity
------------------------------      -------------   ---------------------------

FFP Operating Partners, L.P.,       December 1986   Operation of convenience
a Dalaware limited partnership                         stores and other retail
                                                       outlets and sale of
                                                       ancillary products and
                                                       services

Direct Fuels, L.P., a Texas         December 1988   Operation of fuel terminal
limited partnership                                    and wholesale fuel sales

FFP Financial Services, L.P., a     September 1990  Sale of money order services
Delaware limited partnership                           and supplies

Practical Tank Management, Inc.,    September 1993  Underground storage tank
a Texas corporation                                    monitoring

FFP Transportation, L.L.C., a       September 1994  Ownership of tank trailers
Texas limited liability company                        and other transportation
                                                       equipment

FFP Money Order Company, Inc.,      December 1996   Sale of money orders through
a Nevada corporation                                   agents


     The Company and its subsidiaries are principally engaged in two operating segments: (i) the sale of motor fuel, merchandise and ancillary products and services at convenience stores, truck stops, and third-party operated gasoline outlets ("Retail Operations"), and (ii) the sale of motor fuel on a wholesale basis and the operation of a motor fuel terminal and processing facility ("Wholesale and Terminal Operations") (see Note 17).

     As more fully described in Note 18 entitled "Restatement", the consolidated financial statements and related disclosures as of and for the years ended December 31, 2000 and December 26, 1999, have been restated to correct bookkeeping errors identified in the Company's accounting records.

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


2.  Significant Accounting Policies

Fiscal Years
------------

     The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year that ends on the last Sunday of December. The Company's fiscal years ended December 30, 2001, and December 26, 1999, consisted of 52 weeks, while its fiscal year ended December 31, 2000, contained 53 weeks. Year-end information in these notes is as of the respective dates above.

Cash and Cash Equivalents
-------------------------

     Cash equivalents consist of highly liquid investments with maturity dates at date of purchase of three months or less. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

Notes Receivable
----------------

     The Company evaluates its ability to collect amounts owed the Company under its notes receivable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At year end 2001 and 2000, no notes receivable were determined to be impaired.

     At year end 2001 and 2000, notes receivable were $6,486,000 and $5,011,000, respectively. Interest rates under the notes range from 8% to 15%. Future payments under the notes are payable to the Company after 2001 in the following amounts:

                                            (in thousands)

      2002                                       $2,156
      2003                                        1,321
      2004                                        1,267
      2005                                          925
      2006                                          216
      Thereafter                                    601
                                                 ------
                                                 $6,486
                                                 ======
Inventories
-----------

     Inventories consist of the Company's retail convenience store merchandise and motor fuel products. Merchandise inventories are stated at the lower of cost or market as determined by the retail method. Motor fuel inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") inventory method.

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

Investments in Joint Ventures and Other Entities
------------------------------------------------

     Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method. The Company's investment in those entities is included in other assets, on a net basis, in the accompanying consolidated balance sheets, and the Company's share of income (loss) from those entities is included in miscellaneous income in the accompanying statements of operations.

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

     Goodwill of $1,445,000 at year end 2001 and at year end 2000 was being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved. (See - New Accounting Pronouncements.)

Freight Charges and Costs
-------------------------

     The Company classifies all amounts billed to its wholesale motor fuel customers for freight charges as motor fuel revenue and includes all related freight costs in costs of motor fuel sold.

Sales of Convenience Store Operations
-------------------------------------

     In 2001 and in past years the Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 12.5%. Summary information about these sales is as follows:

                                                             Gains (Losses)
                                                        ------------------------
                   Number   Cash       Notes    Total                 Deferred
                    Sold  Proceeds  Receivable Proceeds Recognized (at year end)
                   ------ --------  ---------- -------- ---------- ------------
                                (In thousands, except number sold)

 2001               26      $636     $2,222    $2,858     $1,796       $125
 2000               34     1,160      3,298     4,458      2,851        135
 1999                3        31        110       141         38         42

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

     In addition, the Company sold one store to third parties outright in 2001. Summary information about those sales in 2001, 2000 and 1999 is as follows:

                                                             Gains (Losses)
                                                        ------------------------
                   Number   Cash       Notes    Total                 Deferred
                    Sold  Proceeds  Receivable Proceeds Recognized (at year end)
                   ------ --------  ---------- -------- ---------- ------------
                                (In thousands, except number sold)

 2001                1       $25        $68       $93       $(83)        $0
 2000                2       332        472       804        194          0
 1999                0         0          0         0          0          0

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

Motor Fuel Taxes
----------------

     Motor fuel revenues and related motor fuel costs include federal and state excise taxes of $120,594,000, $145,980,000, and $139,711,000 in 2001, 2000, and
1999, respectively.

Exchanges
---------

     The Company uses the exchange method of accounting for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (see Note 12) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due from others at year end 2001 and 2000 were $12,000 and $200,000, respectively.

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

     The carrying amount of notes payable at year end 2001 and 2000 was $35,038,000 and $39,199,000, respectively. The fair value of such debt at year end 2001 and 2000 was approximately $36,283,000 and $41,541,000, respectively, based on the Company's current borrowing rate for debt with similar maturities.

Net Income or Net Loss per Share
--------------------------------

     Basic net income or net loss per share is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the year. Diluted net income or net loss per share is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the year plus potentially dilutive common shares. Because the effect would be anti-dilutive, the diluted net loss computation excludes outstanding options to acquire 303,667 common shares at year end 2001, 253,667 common shares at year end 2000, and 231,667 common shares at year end 1999 (see Note 10). A reconciliation of the denominators of the basic and diluted net loss per share computations for 2001, 2000 and 1999 follows:

                                                     2001        2000     1999
                                                    ------     ------    ------
                                                         (In thousands)

Weighted average number of
    common shares outstanding                        3,819     3,819     3,819
Effect of dilutive options                               0         0         0
                                                     -----     -----     -----
Weighted average number of common shares
    outstanding, assuming dilution                   3,819     3,819     3,819
                                                     =====     =====     =====

Employee Benefit Plan
---------------------

     The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company is entitled to make discretionary matching or additional contributions to the 401(k) plan but has never done so.

Stock Option Plans
------------------

     The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options are expensed on the grant date to the extent that the quoted market price of the Company's stock on that date, if any, exceeds the exercise price that the employee must pay to acquire that stock.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------

     The Company evaluates all long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when the carrying amounts of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less selling costs.

Revenue Recognition
-------------------

     The Company recognizes revenue related to motor fuel and merchandise sales at the time of the sale.

Derivative Instruments and Hedging Activities
---------------------------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. As amended, this statement is effective for fiscal years beginning after June 30, 2000. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. The Company has adopted this statement and believes that it has no material impact on its financial condition or results of operation.

New Accounting Pronouncements
-----------------------------

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     Major provisions of these statements and the effective dates are as follows:

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity;

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

     o Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     The Company intends to complete a transitional impairment test of all intangible assets by March 31, 2002, and a transitional fair value based impairment test of goodwill as of December 30, 2001, by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position or results of operations.


3.  Investments in Marketable Securities


     The Company classified all of its investments in marketable securities as "trading securities" before October 2000 and as "available-for-sale securities" after September 2000. Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. At the end of September 2000, the Company changed its intention in holding its marketable securities to a longer term outlook. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" or "comprehensive net loss" as a separate component of the stockholders' equity accounts of the Company, instead of in earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.


     Interest income from trading securities and from available-for-sale securities, including the amortization of premium or accretion of discount arising at acquisition, unrealized gains and losses from trading securities, and realized gains and losses from trading securities and available-for-sale securities were included in earnings in 2001, 2000 and 1999 in the following amounts:

                                                     2001        2000     1999
                                                    ------     ------    ------
                                                         (In thousands)

Interest income from marketable securities,
    net of margin interest expense                   $925       $891       $58
Net unrealized gain (loss) from trading securities      0     (2,221)      133
Impairment loss on available-for-sale securities     (210)         0         0
Net realized gain from trading and available-
    for-sale securities                               351      1,395        79
                                                    -----      -----     -----
    Totals                                         $1,066        $65      $270
                                                   ======      =====     =====


4. Property and Equipment

     Property and equipment consists of the following:

                                                        2001         2000
                                                      ------       -------
                                                          (In thousands)

    Land                                              $2,168        $1,968
    Buildings and leasehold improvements              16,900        15,683
    Machinery and equipment                           68,060        65,593
    Construction in progress                              37             4
                                                      ------       -------
                                                      87,165        83,248
    Accumulated depreciation                         (51,259)      (45,174)
                                                      ------       -------
        Total property and equipment, net            $35,906       $38,074
                                                     =======       =======


5.  Other Assets

         Other assets consist of the following:

                                                        2001         2000
                                                      ------       -------
                                                          (In thousands)

    Intangible Assets (Note 2)
       Ground leases                                  $1,093        $1,093
       Goodwill                                        1,445         1,445
       Deferred investments                            3,202         3,281
       Capitalized research and development costs      1,146         1,146
       Franchise fees                                     21            21
       Loan costs                                      1,926         1,553
                                                      ------       -------
                                                       8,833         8,539
       Accumulated amortization                       (4,718)       (4,348)
                                                      ------       -------
          Total intangible assets, net                 4,115         4,191
    Investments in joint ventures and other entities     751           965
    Other                                              1,631         1,414
                                                      ------       -------
    Total other assets                                $6,497        $6,570
                                                      ======       =======


6.  Indebtedness

     The monthly payments and the outstanding principal balances at December 30, 2001 and December 31, 2000 under the Company's notes payable are summarized in the following table:
                                                             Outstanding Balance
                                                     Monthly -------------------
                                                    Payments      2001    2000
                                                    --------   -------- --------
                                                            (In thousands)

 Type of Loan                 Purpose of Loan
---------------------   ----------------------------

Store note              Loan for gas-only conversion      $0       $0      $33
Sewer financing         Truck stop improvements            2       34       61
Vendor financing        Accounting software                0        0        5
Short term note         Investment in private company      0        0      200
7 to 15 year financing  1998 refinancing of 44 stores    101    7,852    8,359
7 to 15-year financing  1999 purchase of 4 stores         13      841      910
15-year financing       1999 refinancing of bank debt    256   21,946   22,773
15-year financing       Purchase of 3 stores               5      493        0
Bank line of credit     Operations                         0    3,872    6,858
                                                       -----  -------   ------
Total notes payable                                     $377   35,038   39,199
                                                       =====
  Less: current portion                                         7,577    1,642
                                                              -------   ------
Long-term notes payable                                       $27,461  $37,557
                                                              =======  =======

     In June 1998 the Company obtained 44 loans in the original aggregate principal amount of $9,420,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at 44 specific convenience stores, truck stops and gas-only outlets. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all of those loans. At year end 2001 and 2000, $7,852,000 and $8,359,000, respectively, remained outstanding on the 44 loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of four of the 11 stores with four fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at those four convenience stores. The loans provide for maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but two of the loans. Accordingly, the remaining principal balance of $542,000 under those two loans has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $841,000 and $910,000, respectively, remained outstanding on the four loans.

     In February 1999 the Company purchased inventory and equipment from FFP Partners at 14 store locations at a price of $2,692,000 and executed a note payable to FFP Partners for such amount. The Company repaid this note in October 1999.

     In June 1999 the Company refinanced its previous revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the form of 49 fully-amortizing loans in the original aggregate principal amount of $23,800,000. With the net loan proceeds the Company repaid debts aggregating $19,988,000 and incurred an extraordinary loss of $375,000 ($0.10 per share), before applicable income tax benefit, as a result of prepayment penalties and the write off of previously unamortized loan fees. These 49 loans are payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, maintain a minimum fixed charge coverage ratio of
1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. These loans are secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At year end 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but five of the loans. Accordingly, the remaining principal balance of $1,722,000 under those five loans has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $21,946,000 and $22,773,000, respectively, remained outstanding on the 49 loans.

     In August 2001 the Company purchased three convenience store properties that it previously operated under a lease. The Company financed its purchase with fully-amortizing mortgage loans in the aggregate original principal amount of $500,000 over a 15-year term, interest payable at a fixed rate of 8% for the first five years but variable thereafter at prime plus an index, and aggregate monthly payments of principal and interest of $5,000. The Company's new monthly loan payments equal its previous monthly rental payments prior to the purchase. At year end 2001, $493,000 remained outstanding on the loan.

     In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under new revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. The new revolver replaced a prior revolving credit facility scheduled to expire in 2002 that provided for borrowings up to $10,000,000. The amount available at any time under old revolver was calculated with a borrowing base of 80% of its eligible trade receivables plus 60% of the inventory at its terminal facility, except that any draw that would cause outstanding borrowings under the facility to exceed $5,000,000 was limited to 140% of net value of marketable securities in the Company's trading account at a brokerage firm. The net value of marketable securities at that brokerage firm was $2,711,000 at year end 2000. At year end 2001, the Company's borrowing base under its new revolving credit facility was $5,473,000. The new revolving credit facility bears interest at the lender's prime rate plus three-fourths of one percentage point (5.5% at year end
2001), payable monthly, and matures in November 2005. The new loan is subject to a Loan and Security Agreement dated November 5, 2001 between the lender and two subsidiaries of the Company, namely FFP Operating Partners, L.P. and Direct Fuels, L.P. The agreement contains numerous, but customary, covenants including, but not limited to, a financial covenant requiring Direct Fuels, L.P. to maintain a specified minimum amount each quarter of earnings before interest, taxes, depreciation and amortization. At year end 2001, the Company met the required fixed charge coverage ratio under the loan agreement for the new revolver. In the event of a default under the loan, liens on certain assets of FFP Operating Partners, L.P. also take effect. At year end 2001, the Company was not in compliance with the terms of its new revolver because it had not met the required fixed charge coverage ratio under its loan documents with its other lenders. Accordingly, the principal balance of $3,872,000 under the new revolver has been classified as a current liability on the consolidated balance sheets at year end 2001. At year end 2001 and 2000, $3,872,000 and $6,858,000, respectively, were outstanding under the revolving lines of credit. In addition, standby letters of credit for the benefit of third parties were issued under the revolving line of credit in the amount of $482,000 at year end 2001.

     The Company's long-term debt payments after 2001 are as follows:

                                                (in thousands)
           2002                                     $7,577
           2003                                      1,580
           2004                                      1,725
           2005                                      1,902
           2006                                      2,090
           Thereafter                               20,164
                                                    ------
                                                   $35,038
                                                   =======


7.  Capital Leases

     The Company leases certain computers and convenience store equipment under non-cancelable capital leases. The Company also leases buildings at 14 convenience stores that are classified for accounting purposes as capitalized leases, while the Company's lease payments for the land at those 14 locations are classified as operating leases. Assets under capital lease are capitalized at the present value of the minimum future lease payments. The building capital lease obligations had an initial obligation of $3,932,000 in February 1999, which had been reduced to $3,782,000 and $3,845,000 at year end 2001 and 2000, respectively.

     The gross amount of all assets covered by capital leases and included in property and equipment in the accompanying consolidated balance sheets is as follows:


                                                        2001         2000
                                                      ------       -------
                                                          (In thousands)

    Buildings                                         $3,932        $3,932
    Fixtures and equipment                             1,387         1,555
                                                      ------       -------
    Less: Accumulated depreciation and amortization   (1,470)       (1,106)
                                                      ------       -------
    Totals                                            $3,849        $4,381
                                                      ======       =======

     Depreciation and amortization expense in the accompanying consolidated statements of operations includes the amortization of assets held under capital leases. The following table shows future minimum lease payments under the non-cancelable capital leases for years subsequent to 2001:

                                                        (In thousands)

           2002                                             $1,083
           2003                                                885
           2004                                                853
           2005                                                853
           2006                                                853
           Thereafter                                        3,174
                                                            ------
           Total minimum lease payments                      7,701
           Amount representing interest                      3,660
                                                            ------
           Present value of future minimum lease payments    4,041
              Current installments                             299
                                                            ------
           Obligations under capital leases,
              excluding current installments                $3,742
                                                            ======


8.  Operating Leases

     The Company operates all of its convenience stores and truck stops under long-term operating leases, except for the buildings at the 14 convenience stores classified as capital leases (see Note 7). The Company leases a significant portion of its properties from related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. During 1999 the Company extended the lease term of 63 properties leased from FFP Partners to 20 years. Minimum future rental payments (including bargain renewal periods) for all operating leases, and anticipated sublease receipts under leases that cover future periods, for years after 2001 are as follows:

                                        Future Rental Payments
                                  ----------------------------------    Future
                                   Related                             Sublease
                                   Parties      Others       Total     Receipts
                                  ---------   ---------    ---------    --------
                                                  (In thousands)

    2002                            $3,397      $2,966      $6,363      $3,248
    2003                             3,380       2,796       6,176       3,035
    2004                             3,368       2,605       5,973       2,722
    2005                             3,321       2,410       5,731       1,772
    2006                             3,283       2,095       5,378         486
    Thereafter                      28,073      14,943      43,016          47
                                   -------     --------    -------     -------
                                   $44,822     $27,815     $72,637     $11,310
                                   =======     =======     =======     =======

     Total rental expense and sublease income in 2001, 2000, and 1999 were as follows:

                                                Rent Expense
                                   -------------------------------
                                    Related                            Sublease
                                    Parties     Others      Total       Income
                                   --------     ------      ------      ------
                                                  (In thousands)

    2001                            $3,785      $3,286      $7,071      $3,440
    2000                             3,758       3,261       7,019       2,358
    1999                             3,745       3,247       6,992       1,683


9.  Accrued Expenses

     Accrued expenses at year end 2001 and 2000 consist of the following:


                                                        2001         2000
                                                      ------       -------
                                                          (In thousands)

Motor fuel taxes payable                              $5,725        $7,503
Accrued payroll and related expenses                   1,476         1,351
Accrued property taxes                                 1,326         1,267
Brokerage account payable                              1,697           658
Other accrued expenses                                 3,431         3,403
                                                     -------       -------
    Totals                                           $13,655       $14,182
                                                     =======       =======


10.  Stock Option Plan and Nonqualified Unit Option Plan


     The Company's Board of Directors adopted a Stock Option Plan in August 1999 to provide an incentive for its employees to remain in the service of the Company and to encourage them to apply their best efforts for the benefit of the Company. The Company's shareholders approved the plan in August 2000.

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

     Prior to the Company's restructuring in December 1997, FFP Partners maintained a Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees. Those plans authorized the granting of options to purchase up to 450,000 and 100,000 Class A Units of FFP Partners, respectively.

     The exercise price of each option granted under the unit option plans was determined by FFP Partners but could not be less than the fair market value of the underlying units on the date of grant. All options to acquire Class A Units of FFP Partners under those unit option plans that were outstanding at the completion of the December 1997 restructuring were divided into separate options to purchase Class A Units of FFP Partners and a like number of the Company's common shares. The exercise price for the then existing FFP Partners unit options was allocated among the two new options in proportion to the closing prices on the American Stock Exchange of FFP Partners Class A Units and the Company's common shares. The original and adjusted exercise prices of the options outstanding at year end 2001 under the Non-Qualified Plans ("NQ") and the Stock Option Plan ("ISO") are as follows:

                                Original    Adjusted
                                Exercise    Exercise     Options      Options
  Issue Date         Type        Price       Price     Outstanding   Exercisable
---------------     -----      ---------    --------   -----------   -----------
November 1992         NQ       $3.7500      $2.5388      135,333      135,333
April 1995            NQ        4.3130       4.0620       25,000       25,000
September 1995        NQ        7.0000       4.7390       25,000       25,000
February 1997         NQ        7.0000       2.9196       13,334       13,334
August 1999          ISO        2.9380       2.9380       30,000       20,000
November 2000        ISO        3.6250       3.6250       25,000        8,334
May 2001             ISO        2.1500       2.1500       50,000            0
                                                         -------      -------
                                                         303,667      227,001
                                                         =======      =======

     All outstanding options at year end 2001 are exercisable with respect to one-third of the shares covered thereby on each of the first three anniversary dates of their respective grants and expire 10 years from the date of grant. Upon a change in control of the Company, any unexercisable options will become immediately exercisable.

     A summary of the activity for options issued under the stock option plan and the unit option plans for 2001, 2000, and 1999 follows:

                                                                       Weighted
                                               Class A    Exercise     Average
                                              Units or     Price      Exercise
                                               Shares      Range        Price
                                              --------   -----------  --------
Options outstanding, December 27, 1998        231,667    $2.54-$4.74     $3.22
  Options granted during 1999                  30,000        $2.94       $2.94
  Options expired or terminated during 1999   (30,000)       $4.50       $4.50
                                              -------    -----------  --------
Options outstanding, December 26, 1999        231,667    $2.54-$4.74     $3.02
  Options granted during 2000                  25,000        $3.63       $3.63
  Options expired or terminated during 2000    (3,000)       $2.54       $2.54
                                              -------    -----------  --------
Options outstanding, December 31, 2000        253,667    $2.54-$4.74     $3.08
  Options granted during 2001                  50,000        $2.15       $2.15
                                              -------    -----------  --------
Options outstanding, December 30, 2001        303,667    $2.15-$4.74     $2.93
                                              =======    ===========  ========

Options exercisable, December 30, 2001        227,001    $2.54-$4.74     $3.05
                                              =======    ===========  ========

     All outstanding options at year end 2001 were originally issued with a 10-year life and have a weighted-average remaining contractual life of 4.2 years. The per share weighted-average fair value of options granted in 2001, 2000, and 1999, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                            Underlying Assumptions
                                  ---------------------------------------------
                                            Risk-Free                Expected
   Year             Estimated     Dividend   Interest   Expected      Option
  Granted          Fair Value       Yield      Rate     Volatility     Life
------------       ----------     --------  ---------   ----------  ----------
   2001               $1.22         0.0%      4.92%        62%       5 years
   2000                2.37         0.0%      5.88%        60%       7 years
   1999                1.84         0.0%      6.47%        53%       7 years

     The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation expense under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                           2001          2000          1999
                                        ---------     ----------    ----------
                                                      (As Restated-See Note 18)
                                                      -------------------------
                                            (In thousands, except per share
                                                 or per unit information)
   Net loss -
       As reported                      $(4,703)        $(398)        $(1,255)
       Pro forma                         (4,753)         (442)         (1,299)
   Net loss per share -
        As reported -
              Basic                      $(1.23)       $(0.10)         $(0.33)
              Diluted                     (1.23)        (0.10)          (0.33)
        Pro forma -
              Basic                      $(1.24)       $(0.12)         $(0.34)
              Diluted                     (1.24)        (0.12)          (0.34)


11.  Income Taxes

     At year end 2001 and 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $17,000,000. If not utilized, the tax loss carryforward will expire in 2018 through 2021.

     The Company's income tax expense (benefit) for 2001, 2000, and 1999 consists of the following:

                                               2001        2000         1999
                                            ---------   ----------   ----------
                                                      (As Restated-See Note 18)
                                                      -------------------------
                                                    (In thousands)

   Current federal income tax expense           $0           $0            $0
   Current state income tax expense              0            0             0
   Current income tax expense                    0            0             0
   Deferred income tax expense (benefit)    (1,585)           1          (470)
                                           -------        -----         ------
   Income tax expense (benefit)            $(1,585)          $1         $(470)
                                           =======        =====         ======

     The Company's income tax expense (benefit) differs from the amount computed by applying the federal income tax rate of 34% to the Company's income or loss before income taxes for 2001, 2000 and 1999. The reasons for the difference are illustrated in the following table:

                                           2001          2000          1999
                                        ---------     ----------    ----------
                                                      (As Restated-See Note 18)
                                                      -------------------------
                                                    (In thousands)

   Income tax benefit at statutory rate    $(2,138)       $(135)        $(586)
   Amortization of goodwill                     69           69            69
   Meals and entertainment                      25           25            28
   Other, net                                  120           42            19
   Valuation allowance                         339            0             0
                                           -------        -----         ------
   Total income tax expense (benefit)      $(1,585)          $1         $(470)
                                           =======        =====         ======

   Effective tax rate                        25.2%         0.3%          27.2%
                                           =======        =====         ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at year end 2001 and 2000 are presented below.


                                                          2001         2000
                                                      -----------  ------------
                                                                  (As Restated-
                                                                   See Note 18)
                                                                  -------------
                                                            (In thousands)

   Deferred tax assets:
      Accounts receivable, principally due to
         allowance for doubtful accounts                  $659          $310
      Accrued expenses, principally due to
         accruals for financial reporting purposes         346           282
     Unrealized loss on trading securities                 374           755
     Unrealized loss on available-for-
         sale securities                                   413           498
     Net operating loss carryforward                     5,808         2,994
     Other, net                                            266           240
                                                       --------       -------
  Total deferred tax assets                              7,866         5,079

  Deferred tax liabilities:
     Property and equipment, principally due
        to basis differences and differences
        in depreciation                                 (5,218)       (4,844)
     Notes receivable, principally due to
        basis differences                               (1,877)       (1,415)
     Other, net                                           (432)         (431)
                                                       --------       -------
     Total deferred tax liabilities                     (7,527)       (6,690)
     Valuation allowance                                  (339)             0
                                                       --------       -------
     Total deferred tax assets (liabilities), net             0       (1,611)
         Less: deferred tax asset, current portion          898         1,295
                                                       --------       -------
     Deferred income tax liabilities, net                 $(898)      $(2,906)
                                                       ========     =========

     In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the scheduled reversal of deferred tax liabilities over the period in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, although a valuation allowance has been established to the extent that the deferred tax assets exceed the deferred tax liabilities.


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

     From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (see Note 2). The Company classifies the net gain (loss) from these transactions, together with futures contracts, as operating activities for purposes of the consolidated statements of cash flows and includes such items in miscellaneous income. The net gain (loss) from these transactions in 2001, 2000, and 1999 were as follows:

                                           (In thousands)

            2001                                 $514
            2000                               (1,227)
            1999                                  (74)

     Open positions under futures and forward contracts were insignificant at year end 2001 and 2000.


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

     The Company leases real property for some of its retail outlets from FFP Partners. The Company made lease payments of $2,932,000, $2,951,000, and $2,952,000 to FFP Partners for its properties in 2001, 2000, and 1999, respectively. In addition, the Company entered into long-term leases with FFP Partners in 1999 for 14 properties that are treated for accounting purposes as capital leases. Pursuant to those capital leases, in 2001, 2000 and 1999 the Company paid $790,000, $802,000 and $675,000, respectively, accounted for as interest expense, plus $63,000, $51,000 and $35,000, respectively, accounted for as a reduction of the capital lease obligation.

     As a condition to the Company's acquisition of store operations under long-term leases with FFP Partners for 14 properties in 1999, the Company was required to guarantee indebtedness incurred by FFP Partners in its purchase of those stores, including land, building, equipment and inventory. At year end 2001 and 2000, $8,641,000 and $9,000,000, respectively, remained outstanding on those loans of FFP Partners, which amount will be fully amortized over remaining portion of a 15-year loan term through 2014. The Company's obligation to make real estate lease payments to FFP Partners during the loan period will equal or exceed the debt service costs of FFP Partners during the term of the leases.

     The Company provides cash management services for FFP Partners. Under their agreement, the Company pays all of FFP Partners' expenses, receives all of its revenues, and maintains detailed records of each transaction. An ongoing account is maintained with the amount owed accruing interest monthly at the prime rate. The Company paid interest expense of $123,000, $108,000 and $140,000 to FFP Partners on the amounts owed by the Company to FFP Partners in 2001, 2000 and 1999, respectively. At year end 2001 and 2000, the Company was indebted to FFP Partners in the amount of $1,527,000 and $1,407,000, respectively. After year end 2001, the Company repaid substantially all of that indebtedness. In addition, FFP Partners paid interest of $892,000 to the Company in 1999 under a note payable to the Company that was repaid in October 1999.

     The Company and FFP Partners are parties to a reimbursement agreement pursuant to which FFP Partners reimburses the Company for all direct costs of FFP Partners (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of FFP Partners. For each of 2001, 2000 and 1999, FFP Partners paid $200,000 to the Company as the indirect overhead cost reimbursement.

     The Company also leases real property for some of its retail outlets and for administrative and executive office facilities from various other entities affiliated with certain officers of the Company. During 2001, 2000, and 1999, the Company paid $948,000, $947,000, and $944,000, respectively, to such entities with respect to these leases.

     In July 1991, the Company entered into an agreement with a corporation owned by the Company's chairman of the board and chief executive officer. Under that agreement, the corporate affiliate has sold alcoholic beverages at the Company's stores in the State of Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1997, the agreement was amended to extend the term for five years commencing on the date of amendment. In 2001, 2000, and 1999, the sales recorded by the corporate affiliate under this agreement were $15,982,000, $17,414,000, and $17,596,000, respectively. The
Company received $2,762,000, $2,853,000, and $3,036,000 in 2001, 2000, and 1999,
respectively, in rent, management fees, and interest income. Such amounts are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the corporate affiliate earned $160,000, $174,000, and $176,000 in 2001, 2000, and 1999, respectively, as a result of these alcoholic beverage sales. Under a revolving note executed in connection with this agreement, the Company advanced funds to the corporate affiliate to pay for the purchases of alcoholic beverages, and receipts from the sales of such beverages were credited against the note balance. The revolving note provides for interest at 0.5% above the prime rate charged by a major financial institution and had a balance of $717,000, and $755,000 at year end 2001 and 2000, respectively. In March 2002, the Company purchased all of the outstanding stock of the corporate affiliate from the Company's chairman of the board and chief executive officer and will operate such corporation thereafter as a subsidiary. The Company's price for that stock will be equal to .005% of gross sales of that corporation during the first 48 months following the purchase.

     The Company purchased computer software and consulting services from an entity owned by a former director of the Company in the amount of $265,000, $225,000, and $156,000 in 2001, 2000, and 1999, respectively. The Company purchased fuel supply consulting and procurement services from an entity owned by family members of the chairman of the board and chief executive officer of the Company in the amount of $68,000 in each of 2001, 2000, and 1999.

     In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by companies affiliated with certain officers of the Company or members of their family. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company affiliated with certain officers of the Company or members of their family, which granted to that affiliated company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company maintains with unrelated parties. In 2001, 2000, and 1999, the Company paid commissions to this affiliated company related to the sale of motor fuel at those locations in the amount of $363,000, $259,000, and $239,000, respectively.


14.  Commitments and Contingencies

     (a) Uninsured Liabilities

     The  Company  maintains   general  liability   insurance  with  limits  and
deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

     The Company self-insures medical claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees. Such claims above $45,000 are covered by a stop-loss insurance policy. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $746,000, $517,000, and $205,000, in 2001, 2000, and 1999, respectively.

         The Company maintains an employee injury plan for its employees in the state of Texas in lieu of being subject to worker's compensation claims in that state. For employees in other states, the Company is insured for worker's compensation claims through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 2001 and 2000, including the effects of any retroactive premium adjustments.

     (b) Environmental Matters

     The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, were required to conform to the new standards by December 22, 1998. The Company brought all of its existing underground storage tanks and related equipment into compliance with these laws and regulations. At year end 2001 and 2000, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $2,136,000 and $1,521,000, respectively, in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $2,136,000 and $1,521,000 were recorded in 2001 and 2000, respectively, as the Company expects that such costs will be reimbursed by various environmental agencies. Prior to 1999, the Company contracted with a third party to perform site assessments and remediation activities on 78 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

     Environmental expenditures incurred to comply with environmental laws and regulations were $1,694,000, $1,788,000, and $3,126,000 in 2001, 2000, and 1999,
respectively. Those amounts include capital expenditures of $724,000, $793,000, and $2,610,000, respectively.

     The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverage afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $2,237,000, and $1,750,000 at year end 2001 and 2000, respectively, have been classified as long-term receivables and are included in other assets in the accompanying consolidated balance sheets. Effective December 22, 1998, this trust arrangement was terminated with respect to future, but not past, environmental costs.

     (c) Other

     The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

     A trial in the case of Xavier Duenez, et al., v. FFP Operating Partners, L.P, d/b/a Mr. Cut Rate #602, et al., began in May 2000 in the County Court of Law No. 1, Calhoun County, Texas. In the case, members of the Duenez family sued the Company and the driver of a pickup truck who had purchased beer from a Company convenience store just prior to causing an accident, which injured members of the Duenez family. The trial court dismissed the pickup truck driver from the case, and the Company remained as the sole defendant in the trial. The Company was alleged to have caused the damages to the family as a result of certain alleged violations of liquor sales laws. After a jury verdict, the court issued a judgment against the Company in the amount of $35 million. In February 2002, the trial court judgment was affirmed by the Corpus Christi Court of Appeals in the State of Texas and is now being appealed to the Texas Supreme Court. The Company expects to be fully covered by insurance for any liabilities that exceed its deductible, which has already been paid. Further, the Company's insurance carrier itself posted a bond for the full amount of the judgment.


15.   Quarterly Operating Results (Unaudited)

     Quarterly results of operations for 2001, 2000, and 1999, were as follows:

                                 First     Second    Third    Fourth     Full
                                Quarter   Quarter   Quarter   Quarter    Year
                               --------  --------  --------  --------  --------
                               (As Restated-See Note 18)
                               ---------------------------

                                       (In thousands, except per share data)
2001
-----
Total revenues                 $158,293  $183,311  $158,085  $122,391  $622,080
Total margin                     15,094    20,956    18,634    13,328    68,012
Net income (loss)                (2,545)    1,806       588    (4,552)   (4,703)
Net income (loss) per share-
    Basic                         (0.67)     0.47      0.15     (1.19)    (1.23)
    Diluted                       (0.67)     0.47      0.15     (1.19)    (1.23)

2000
----
Total revenues                 $155,621  $177,800  $182,046  $172,926  $688,393
Total margin                     17,424    19,955    20,054    18,267    75,700
Net income (loss)                (1,233)      621     1,129      (915)     (398)
Net income (loss) per share-
    Basic                         (0.32)     0.16      0.30     (0.24)    (0.10)
    Diluted                       (0.32)     0.16      0.30     (0.24)    (0.10)

1999
----
Total revenues                 $101,080  $124,982  $134,119  $144,198  $504,379
Total margin                     16,914    18,345    18,315    19,326    72,900
Net income (loss)                  (190)     (120)     (892)      (53)   (1,255)
Net income (loss) per share-
    Basic                         (0.05)    (0.03)    (0.23)    (0.01)    (0.33)
    Diluted                       (0.05)    (0.03)    (0.23)    (0.01)    (0.33)


16.  Valuation and Qualifying Accounts

     The table below sets forth the beginning and ending balances, with additions and deductions, for the Company's allowance for doubtful trade receivables for year end 2001, 2000, and 1999:

                             Balance at    Additions    Charge offs,    Balance
                             Beginning    Charged to     net of        at End of
                             of Period      Expense     Recoveries      Period
                             ---------    ----------    ----------     --------
                                                (in thousands)

   2001                         $913        $1,244         $315        $1,842
   2000                          976           413          476           913
   1999                          758           651          433           976

         See Note 11 for information regarding the Company's valuation allowance for deferred income taxes.



17.  Financial Information by Segment

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1999 for reporting information about the Company's operating segments. The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sale of motor fuel, merchandise and other ancillary products and services at convenience stores, truck stops, and other gasoline outlets ("Retail Operations"), and (ii) the wholesale sale of motor fuel and the operation of a motor fuel terminal and processing facility ("Wholesale and Terminal Operations"). The Company has identified such segments based on management responsibility. In 2000 and 1999, the Company identified its wholesale operations in the same segment with its retail operations, but realigned the wholesale operations in 2001 to be in the same segment with its terminal operations since both of those operations sell motor fuel to wholesale customers. There are no major distinctions in geographical areas served or customer types. The following table sets forth certain information about each segment's financial information in 2001, 2000, and 1999:

                                                 Wholesale
                                    Retail     and Terminal   Elimina-  Consoli-
                                  Operations    Operations     tions     dated
                                  ----------   ------------  ---------  --------
                                                    (In thousands)
2001
----
Revenues from external sources      $411,019     $211,061        $0    $622,080
Revenues from other segment                0       17,713   (17,713)          0
Depreciation and amortization          7,044          955         0       7,999
Interest income                        1,208          126         0       1,334
Interest expense                       4,483        1,162    (1,099)      4,546
Income (loss) before income taxes    (10,568)       4,280         0      (6,288)
Total assets                          83,476       20,531         0     104,007
Capital expenditures                   5,734          631         0       6,365

2000 (as restated)
------------------
Revenues from external sources      $427,892     $260,501        $0    $688,393
Revenues from other segment                0       39,927   (39,927)          0
Depreciation and amortization          6,569          656         0       7,225
Interest income                        1,307          146         0       1,453
Interest expense                       4,556        1,569    (1,569)      4,556
Income (loss) before income taxes     (2,365)       1,968         0        (397)
Total assets                          97,377       23,954         0     121,331
Capital expenditures                   4,429          733         0       5,162

1999 (as restated)
------------------
Revenues from external sources      $401,769     $102,610        $0    $504,379
Revenues from other segment                0       24,564   (24,564)          0
Depreciation and amortization          6,130          594         0       6,724
Interest income                        1,352           24         0       1,376
Interest expense                       3,989          936      (936)      3,989
Loss before income taxes and
    extraordinary item                  (741)        (609)        0      (1,350)
Extraordinary loss before tax effect    (375)           0         0        (375)
Total assets                          93,936       23,104         0     118,406
Capital expenditures                  12,223          809         0      13,032



18.  Restatement

     In 2002, the Company became aware of certain inadvertent bookkeeping errors in the accounting records of one of its subsidiaries. A subsequent analysis determined these errors required a charge of $1,121,000 and $448,000, net of taxes, to the net income (loss) of the Company in 2000 and 1999, respectively. As a result, the Company's consolidated financial statements as of year end 2000 and 1999, and for fiscal years 2000 and 1999, have been restated to correct those errors, rather than the amounts shown in its previously issued consolidated financial statements. The Company's quarterly results for 2001 have also been restated in Note 15 to reflect similar changes in those quarters. The adjustments result from bookkeeping errors regarding credit card accounts receivable and related fuel payables, and their resulting affect on cost of motor fuel sold, and the related effect on income tax expense or benefits.