Form 10-Q
period 2002-03-31
FFP MARKETING CO INC
filed 2002-06-24
CIK 1050891

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2002, or

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

                                  817/838-4700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----       ----

                             Common Shares 3,818,747
                (Number of shares outstanding as of May 15, 2002)

                                      INDEX

                                                                    PAGE
Part I

  Item 1.  Financial Statements                                       2

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                 9

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risks                                        14

Part II

  Item 6.  Exhibits and Reports on Form 8-K                          15

Signatures                                                           15

                  FFP Marketing Company, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                       March 31,    December 30,
                                                         2002           2001
                                                       ---------    -----------

                       ASSETS

Current assets -
   Cash and cash equivalents                            $10,081        $8,406
   Marketable securities                                  4,194         5,203
   Trade receivables, net                                19,521        15,763
   Notes receivable, current portion                      2,235         2,156
   Receivables from affiliates, current portion               0           722
   Inventories                                           21,463        20,742
   Deferred tax asset                                       846           898
   Prepaid expenses and other current assets              1,063         1,147
                                                       --------      --------
        Total current assets                             59,403        55,037
Property and equipment, net                              34,961        35,906
Environmental reimbursement claims                        2,272         2,237
Notes receivable, excluding current portion               4,200         4,330
Other assets, net                                         7,382         6,497
                                                       --------      --------

        Total assets                                   $108,218      $104,007
                                                       ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
   Current installments of long-term debt               $11,847        $7,577
   Current installments of capital
       lease obligations                                    245           299
   Accounts payable                                      18,369        14,769
   Money orders payable                                  16,163        16,894
   Due to affiliate                                           0         1,527
   Accrued expenses                                      14,131        13,655
                                                       --------      --------
      Total current liabilities                          60,755        54,721
Long-term debt, excluding current installments           27,069        27,461
Capital lease obligations, excluding
   current installments                                   3,706         3,742
Deferred income taxes                                       898           898
Other liabilities                                         2,571         2,571
                                                       --------      --------
        Total liabilities                                94,999        89,393
Commitments and contingencies                               --            --
Stockholders' equity -
   Common stock ($0.01 par value)                        22,235        22,235
   Accumulated deficit                                   (8,315)       (6,819)
   Accumulated other comprehensive loss                    (701)         (802)
                                                       --------      --------
      Total stockholders' equity                         13,219        14,614
                                                       --------      --------

     Total liabilities and stockholders' equity        $108,218      $104,007
                                                       ========      ========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   March 31,         April 1,
                                                     2002              2001
                                                  ----------       -----------
                                                                   (As Restated-
                                                                    See Note 6)
                                                                   ------------

Revenues -
    Motor fuel sales                               $101,779          $130,769
    Merchandise sales                                23,285            24,029
    Miscellaneous                                     3,681             3,495
                                                  ---------         ---------
        Total revenues                              128,745           158,293

Costs and expenses -
    Cost of motor fuel                               96,144           125,912
    Cost of merchandise                              16,515            17,287
    Direct store expenses                            10,506            11,901
    General and administrative expenses               4,424             4,352
    Depreciation and amortization                     1,937             1,834
                                                  ---------         ---------
        Total costs and expenses                    129,526           161,286

Operating loss                                         (781)           (2,993)
    Interest income                                     507               271
    Interest expense                                  1,222             1,134
                                                  ---------         ---------

Loss before income taxes                            (1,496)           (3,856)
Deferred income tax benefit                              0            (1,311)
                                                  ---------         ---------

Net loss                                           $(1,496)          $(2,545)
                                                  =========         =========

Net loss per share -
    Basic                                           $(0.39)           $(0.67)
    Diluted                                          (0.39)            (0.67)

Weighted average number of common
  shares outstanding -
    Basic                                            3,819             3,819
    Diluted                                          3,819             3,819




     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
                                 (In thousands)
                                   (Unaudited)

                                                       March 31,      April 1,
                                                         2002          2001
                                                      ----------    -----------
                                                                   (As Restated-
                                                                    See Note 6)
                                                                   ------------

Cash Flows from Operating Activities -
  Net loss                                             $(1,496)         $(2,545)
  Adjustments to reconcile net loss to
  cash used by operating activities -
    Depreciation and amortization                        1,937            1,834
    Provision for doubtful accounts                          0              120
    Deferred income tax benefit                              0           (1,201)
    Marketable securities                               (1,299)             (33)
    Gain on sale of convenience stores                    (315)            (467)
    Loss on sale of properties                               0              161
    Net change in operating assets
      and liabilities                                   (1,940)           1,641
                                                        -------         --------
  Net cash used by operating activities                 (3,113)            (490)

Cash Flows from Investing Activities -
  Additions of property and equipment                     (783)          (1,023)
  Proceeds of sale of marketable securities,
     net of purchases                                    1,939              476
  Proceeds of sale of properties                             0               21
  Proceeds of sale of convenience stores                   159              127
  Payments on note receivable from affiliate               700               57
  Receipt of payments on notes receivable                  512               11
                                                        -------         --------
  Net cash provided (used) by investing activities       2,527             (331)

CashFlows from Financing Activities -
  Net borrowings (repayments) of notes and
    capital lease obligations                            3,788           (3,457)
  Advances from (to) affiliate                          (1,527)             264
                                                        -------         --------
  Net cash provided (used) by financing activities       2,261           (3,193)
                                                        -------         --------
Net increase (decrease) in cash and cash equivalents     1,675           (4,014)

Cash and cash equivalents at beginning of period         8,406           14,572
                                                        -------         --------
Cash and cash equivalents at end of period             $10,081          $10,558
                                                        =======         ========



Supplemental Disclosure of Cash Flow Information (in thousands):
Cash paid for interest                                  $1,222           $1,134






     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Marketing Company, Inc., and its wholly owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., FFP Financial Services, L.P., Practical Tank Management, Inc., FFP Transportation, L.L.C., FFP Money Order Company, Inc., FFP Operating LLC, Direct Fuels
Management Company, Inc., and Nu-Way Beverage Company. These companies are collectively referred to as the "Company."

     The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and April 1, 2001 have not been audited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements that are included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 2002, and as discussed below.


2.  Net Income or Net Loss per Share

     Basic net income or basic net loss per share is computed by dividing net income or net loss for the quarter by the weighted average number of common shares outstanding for the quarter. Diluted net income or net loss per share is computed by dividing net income or net loss for the quarter by the weighted average number of common shares outstanding for the quarter plus potentially dilutive common shares. Outstanding options to acquire 303,667 and 253,667 common shares at March 31, 2002, and April 1, 2001, respectively, have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted loss per share calculations for the applicable first quarter periods in 2001 and 2000 follows:


                                                         2002          2001
                                                       -------        ------
                                                           (In thousands)

Weighted average number of
   common shares outstanding                            3,819         3,819
Effect of dilutive options                                  0             0
                                                        -----         -----
Weighted average number of
   common shares outstanding,
     assuming dilution                                  3,819         3,819
                                                        =====         =====

3.  Operating Segments

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sale of motor fuel, merchandise and other ancillary products and services at convenience stores, truck stops, and other gasoline outlets ("Retail Operations"), and (ii) the wholesale sale of motor fuel and the operation of a motor fuel terminal and processing facility ("Wholesale and Terminal Operations"). Prior to 2002, the Company identified its wholesale operations in the same segment with its retail operations, but realigned the wholesale operations in 2001 to be in the same segment with its terminal operations in 2001 since both of those operations sell motor fuel to wholesale customers. The Company has identified such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the first quarters of 2002 and 2001 (with the results for the first quarter of 2001 restated as described in Note 6 of the condensed financial statements):

                                                    Wholesale
                                           Retail  and Terminal Elimin-  Consol-
                                        Operations Operations   tions    dated
                                        ---------- ----------   ------   ------
                                                     (In thousands)
First Quarter 2002
------------------
Revenues from external sources             $85,268   $43,477      $0   $128,745
Revenues from other segment                      0     9,087   9,087          0
Depreciation and amortization                1,645       292       0      1,937
Loss before income taxes                    (2,501)    1,005       0     (1,496)

First Quarter 2001 (As restated-see note 6)
------------------------------------------
Revenues from external sources            $104,098   $54,195      $0   $158,293
Revenues from other segment                      0     7,979   7,979          0
Depreciation and amortization                1,657       177       0      1,834
Loss before income taxes                    (3,549)     (307)      0     (3,856)


4.  Comprehensive Net Loss

     The components of comprehensive net loss for the first quarters of 2002 and 2001 (as restated) are set forth below:


                                                         2002          2001
                                                       -------        ------
                                                           (In thousands)

Net loss                                              $(1,496)     $ (2,545)
Net unrealized gains on available-
   for-sale securities, net of tax                        101           293
                                                      -------      ---------
       Comprehensive loss                             $(1,395)     $ (2,252)
                                                      =======      =========


5.   Notes Payable

     The monthly payments and the outstanding principal balances at March 31, 2002 and December 30, 2001, under the Company's notes payable are summarized in the following table:

                                                            Outstanding Balance
                                                     Monthly -------------------
                                                    Payments      2002    2001
                                                    --------   -------- --------
                                                            (In thousands)

 Type of Loan                 Purpose of Loan
---------------------   ----------------------------

Sewer financing         Truck stop improvements           $2      $27      $34
7 to 15 year financing  1998 refinancing of 44 stores    101    7,718    7,852
7 to 15-year financing  1999 purchase of 4 stores         13      823      841
15-year financing       1999 refinancing of bank debt    256   21,718   21,946
15-year financing       Purchase of 3 stores               5      488      493
Bank line of credit     Operations                         0    8,142    3,872
                                                       -----  -------   ------
Total notes payable                                     $377   38,916   35,038
                                                       =====
  Less: current portion                                        11,847    7,577
                                                              -------   ------
Long-term notes payable                                       $27,069  $27,461
                                                              =======  =======

     In June 1998 the Company obtained 44 loans in the original aggregate principal amount of $9,420,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at 44 specific convenience stores, truck stops and gas-only outlets. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. At March 31, 2002 and December 30, 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all of those loans. At March 31, 2002 and December 30, 2001, $7,718,000 and $7,852,000, respectively, remained outstanding on the 44 loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of four of the 11 stores with four fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at those four convenience stores. The loans provide for maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. At March 31, 2002 and December 30, 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but two of the loans. Accordingly, the remaining principal balance of $528,000 and $542,000 under those two loans has been classified as a current liability on the consolidated balance sheets at March 31, 2002 and December 30, 2001, respectively. At March 31, 2002 and December 30, 2001, $823,000 and $841,000, respectively, remained outstanding on the four loans.

     In June 1999 the Company refinanced its previous revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the form of 49 fully-amortizing loans in the original aggregate principal amount of $23,800,000. With the net loan proceeds the Company repaid debts aggregating $19,988,000 and incurred an extraordinary loss of $375,000 ($0.10 per share), before applicable income tax benefit, as a result of prepayment penalties and the write off of previously unamortized loan fees. These 49 loans are payable in 180 equal, monthly installments with interest at a fixed rate of 9.9% per annum, maintain a minimum fixed charge coverage ratio of
1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. These loans are secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. At March 31, 2002 and December 30, 2001, the Company was not in compliance with the required fixed charge coverage ratio under these loans but obtained a waiver of such non-compliance in June 2002 for all but five of the loans. Accordingly, the remaining principal balance of $1,705,000 and $1,722,000 under those five loans has been classified as a current liability on the consolidated balance sheets at March 31, 2002 and December 30, 2001, respectively. At March 31, 2002 and December 30, 2001, $21,718,000 and $21,946,000, respectively, remained outstanding on the 49 loans.

     In August 2001 the Company purchased three convenience store properties that it previously operated under a lease. The Company financed its purchase with fully-amortizing mortgage loans in the aggregate original principal amount of $500,000 over a 15-year term, interest payable at a fixed rate of 8% for the first five years but variable thereafter at prime plus an index, and aggregate monthly payments of principal and interest of $5,000. The Company's monthly loan payments equal its previous monthly rental payments prior to the purchase. At March 31, 2002 and December 30, 2001, $488,000 and $493,000 remained outstanding on the loan.

     In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under new revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. The new revolver replaced a prior revolving credit facility scheduled to expire in 2002 that provided for borrowings up to $10,000,000. At March 31, 2002, the Company's borrowing base under its revolving credit facility was $9,662,000, compared to $5,473,000 at year end 2001. The revolving credit facility bears interest at the lender's prime rate plus three-fourths of one percentage point (5.5% at March 31, 2002), payable monthly, and matures in 2005. The new loan is subject to a Loan and Security Agreement dated November 5, 2001 between the lender and two subsidiaries of the Company, namely FFP Operating Partners, L.P. and Direct Fuels, L.P. The agreement contains numerous, but customary, covenants including, but not limited to, a financial covenant requiring Direct Fuels, L.P. to maintain a specified minimum amount each quarter of earnings before interest, taxes, depreciation and amortization. At March 31, 2002 and December 30, 2001, the Company met the required fixed charge coverage ratio under the loan agreement for the new revolver. In the event of a default under the loan, liens on certain assets of FFP Operating Partners, L.P. also take effect. At March 31, 2002 and December 30, 2001, the Company was not in compliance with the terms of its new revolver because it had not met the required fixed charge coverage ratio under its loan documents with its other lenders. Accordingly, the principal balance of $8,142,000 and $3,872,000 under the new revolver has been classified as a current liability on the consolidated balance sheets at March 31, 2002 and December 30, 2001, respectively. At March 31, 2002 and December 30, 2001, $8,142,000 and $3,872,000, respectively, were outstanding under the revolving lines of credit. In addition, standby letters of credit for the benefit of third parties were issued under the revolving line of credit in the amount of $482,000 at each of March 31, 2002 and December 30, 2001.


6.   Restatement

     In early 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined a charge of $214,000, net of taxes, should be made to the net income (loss) of the Company in the first quarter of 2001. The adjustment results from bookkeeping errors regarding credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits. For that reason, the Company's quarterly results for the first quarter of 2001 have been restated to correct those errors attributable to that quarter, rather than the amounts previously reported for the quarter. For further discussion of these matters, refer to the Company's Form 10-K for the year ended December 30, 2001.

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

FFP Financial Services, L.P., a     September 1990  Sale of money order services
Delaware limited partnership                           and supplies

Practical Tank Management, Inc.,    September 1993  Underground storage tank
a Texas corporation                                    monitoring

FFP Transportation, L.L.C., a       September 1994  Ownership of tank trailers
Texas limited liability company                        and other transportation
                                                       equipment

FFP Money Order Company, Inc.,      December 1996   Sale of money orders through
a Nevada corporation                                   agents

Nu-Way Beverage Company             July 1985       Sale of alcoholic beverages
Texas corporation                                      in Texas

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sale of motor fuel, merchandise and other products and services at Company-operated convenience stores, truck stops, and gas-only stores, and (ii) the wholesale sale of motor fuel and operation of a motor fuel terminal and processing facility. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)


Results of Operations for First Quarter 2002 compared
with First Quarter 2001 (as restated-see note 6)
------------------------------------------------------

     In early 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined a charge of $214,000, net of taxes, should be made to the net loss of the Company in the first quarter of 2001. The adjustment results from bookkeeping errors regarding credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits. For that reason, the Company's quarterly results for the first quarter of 2001 have been restated to correctly state the results for that quarter, rather than the amounts previously reported for the quarter.

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

     The Company's net loss before tax in the first quarter of 2002 was $1,496,000, reflecting a strong improvement of $2,360,000 (61.2%), compared to its net loss before tax of $3,856,000 in the first quarter of 2001. Primary factors for the improvement were additional motor fuel gross margins ($778,000 improvement), and reduced direct store expenses ($1,395,000 reduction). The
Company did not record an income tax benefit in the first quarter of 2002, compared to an income tax benefit of $1,311,000 in the first quarter of 2001, a 100% change.

Fuel Sales and Margins
----------------------

                                               First Quarter
                               -------------------------------------------------
                                                              Change
                                                         -----------------------
                                  2002          2001       Amount       Percent
                              ---------       -------    ---------    ----------
                                      (In thousands, except per gallon data)

Fuel sales                     $101,779      $130,769     $(28,990)      (22.2%)
Fuel margin                      $5,635        $4,857         $778        16.0%
Gallons sold -
   Retail                        52,419        56,543       (4,124)       (7.3%)
   Wholesale                     48,838        48,190          648         1.3%
   Total                        101,257       104,733       (3,476)       (3.3%)
Margin per gallon (cents) -
   Retail                           6.3           7.0         (0.7)      (10.0%)
   Wholesale                        4.8           1.2          3.6       300.0%


     The Company sold less motor fuel in the first quarter of 2002 than in the first quarter of 2001. Motor fuel sales was $101,779,000 in the first quarter of 2002, a 22.2% decrease compared to motor fuel sales of $130,769,000 in the first quarter of 2001, primarily as a result of a decline in the average price of motor fuel sold, but also as a result of a 3.3% decline in gallons sold. For example, the Company's average price for retail motor fuel sold in the first quarter of 2002 was $1.12 per gallon, a $0.24 per gallon decrease (17.6 %) from an average price for retail motor fuel sold of $1.36 in the first quarter of 2001.

     The Company sold 101,257,000 gallons of motor fuel in the first quarter of 2002, a 3,476,000 gallon decrease (3.3%) from 104,733,000 gallons of motor fuel sold in the comparable 2001 period. This decrease was primarily attributable to a decrease of 4,124,000 gallons (7.3%) sold at retail, offset in part by additional wholesale fuel sales of 648,000 gallons (1.3%). The primary factors for the reduction on motor fuel gallons sold was attributed to increased retail competition and a change in the Company's market pricing in an effort to obtain an improvement in the gross margin per gallon sold.

     The Company's overall gross profit margin on motor fuel sales was $5,635,000 in the first quarter of 2002, a $778,000 (16.0%) improvement over gross profit margin on motor fuel sales of $4,857,000 in the first quarter of 2001. Fuel margin increased principally as a result of favorable market conditions on wholesale sales at the terminal. On a per gallon basis, retail motor fuel margins decreased per gallon during the first quarter of 2002, when compared to the initial quarter of 2001, by 10.0%, while wholesale motor fuel margin per gallon increased by 298.3%.


Merchandise Sales and Margins
-----------------------------

                                                First Quarter
                               -------------------------------------------------
                                                              Change
                                                         -----------------------
                                  2002          2001       Amount       Percent
                              ---------       -------    ---------    ----------
                               (In thousands, except average weekly sales data)

Merchandise sales               $23,285       $24,029      $(744)        (3.1%)
Merchandise margin               $6,770        $6,742        $28           0.4%
Margin percentage,
  convenience stores
  and truck stops                 27.7%         26.9%       0.8%           3.0%
Average weekly merchandise
  sales per store -
      Convenience stores        $11,028       $10,470       $558           5.3%
      Truck stops               $15,643       $15,361       $282           1.8%


     Merchandise sales decreased by $744,000 (3.1%) in the first quarter of 2002, compared to the first quarter of 2001. The primary factor for that decline was the lesser number of Company-operated convenience stores after the sale/conversion of certain Company-operated convenience stores to gas-only stores. For example, the Company operated only 169 convenience stores at the end of the first quarter of 2002 compared to operating 184 convenience stores at the end of the first quarter of 2001, an 8.2% reduction. Average weekly merchandise sales per convenience store improved by $558 (5.3%), as shown in the above table.


Other Income and Expenses
-------------------------

     Miscellaneous income was $3,681,000 in the first quarter of 2002, a $186,000 (5.3%) improvement over miscellaneous income of $3,495,000 in the first quarter of 2001. Miscellaneous income includes management fees, lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gain on sale/conversion of convenience stores, gain or loss on exchange and hedging transactions, and various other types of income. Material reasons for the increase were additional income from management fees and from investments in marketable securities. Partially offsetting the improvements in miscellaneous income were lesser gains from exchange and motor fuel hedging transactions and from the sale/conversion of Company-operated convenience stores to gas-only stores, when comparing to such items for the first quarter of 2002 to the comparable quarter of 2001.

     Direct store expenses were $10,506,000 in the first quarter of 2002, a $1,395,000 (11.7%) decline compared to direct store expenses of $11,901,000 in the same quarter of the prior year, as a result of fewer Company-operated convenience stores in the first quarter of 2001. The Company operated 169 convenience stores on March 31, 2002, compared to 184 convenience stores on April 1, 2001.

     General and administrative expenses increased by $72,000 (1.7%) to $4,424,000 in the first quarter of 2002, compared to $4,352,000 in the comparable period of the prior year. The primary reason to this increase was additional legal and professional expenses, which was offset in part by a reduction in bad debt expense.

     Depreciation and amortization was $1,937,000 in the first quarter of 2002, a $103,000 (5.6%) increase compared to depreciation and amortization expense of $1,834,000 in the first quarter of the previous year. This increase resulted primarily as a result of additional amortization of previously capitalized loan costs.

     Interest income of $507,000 in the first quarter of 2002 represented a $236,000 (87.1%) increased from interest income of $271,000 in the initial quarter of the prior year. Interest income increased primarily as a result of additional earning from the Company's investments in marketable securities. Interest expense of $1,222,000 reflected an increase of $88,000 (7.8%), compared to interest expense of $1,134,000 in the corresponding quarter of 2001. Interest expense increased primarily because of additional borrowings under the Company's revolving credit facility.


Liquidity and Capital Resources
-------------------------------

     The Company's working capital is provided by several sources, including short-term investments, cash flows generated from operating activities, borrowings under a revolving line of credit facility, short-term vendor credit, and the availability of funds provided by the sale of money orders prior to the payment of those money order obligations. The Company believes, but cannot be certain, that its future sources of capital will provide sufficient liquidity to fund its future operating costs, debt service requirements, and capital expenditures. Risk factors involved in determining the adequacy of liquidity and capital resources include, but are not limited to, the insufficiency of cash flows from operations for any reason, such as, for example, in the event that of poor retail fuel margins, such as that incurred in the fourth quarter of 2001 and the first two months of 2002 (although the Company has experienced improved retail fuel margins since then); the inability of the Company to meet its goals of increasing store revenues and decreasing direct store expense and general and administrative expense; bad debts or uncollectible accounts; possible actions of the Company's long-term lenders and revolving credit lender in accelerating such indebtedness and charging additional interest and loan fees; possible restrictions on the availability of credit from vendors; and a possible loss of the Company's money order sales license. The Company believes it will be able to adjust its actual capital expenditures based on the level of cash flow generated from operating activities and funds available from financings.

     The Company's notes payable at March 31, 2002, and December 30, 2001, is summarized in the notes to the condensed financial statements. (See Note 5 of Notes to Condensed Consolidated Financial Statements.) In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. The new revolver replaced a prior revolving credit facility scheduled to expire in 2002 that provided for borrowings up to $10,000,000. At March 31, 2002, the Company's borrowing base under its revolving credit facility was $9,662,000, compared to $5,473,000 at year end 2001. The revolving credit facility bears interest at the lender's prime rate plus three-fourths of one percentage point (5.5% at March 31, 2002), payable monthly, and matures in 2005. The revolver is subject to a Loan and Security Agreement between the lender and two subsidiaries of the Company, namely FFP Operating Partners, L.P. and Direct Fuels, L.P. The loan agreement provides that the obligations to the lender are secured by the receivables, terminal inventory, and terminal facility of Direct fuels, L.P., and that liens against FFP Operating Partners, L.P. will take effect upon in the event of a default under the loan agreement. The loan agreement contains numerous, but customary, covenants including, but not limited to, a financial covenant requiring Direct Fuels, L.P. to maintain a specified minimum amount each quarter of earnings before interest, taxes, depreciation and amortization. In the event of a default under the loan, liens on certain assets of FFP Operating Partners, L.P. also take effect. At March 31, 2002, the Company was in compliance with its financial covenant for its revolver but was not in compliance with the terms of the loan agreement because one subsidiary had not met the required fixed charge coverage ratio under loan documents with other lenders. A waiver of that loan covenant violation was obtained in June 2002, which is expected to cure the event of default under the revolving credit facility. Nevertheless, the principal balance of $3,872,000 and $8,142,000 under the revolver has been classified as a current liability on the condensed balance sheets at March 31, 2002 and December 31, 2001, respectively.

     Management considers the losses in the fourth quarter of 2001 and the first quarter of 2001 to be unacceptable. The Company has begun a focused effort designed to improve bottom-line results and liquidity, although no assurance is given that its strategies will prove to increase profitability. Several of these strategies are summarized below:

          1. Strengthen Core Businesses. The Company intends to strengthen its core businesses by examining, and renegotiating contracts wherever possible, in order to increase its revenues and decrease its cost and expenses. This analysis and resulting action may include the sale of assets or components of its businesses, the closing of certain stores, or other actions considered necessary to increase net profitability. The Company has experienced decreasing retail motor fuel margins per gallon at its stores, not unlike other convenience store operators in the industry, especially in the fourth quarter of 2001. The Company has already implemented in 2002, or plans to implement later in 2002, a pricing structure designed to increase its retail motor fuel margins and merchandise margins. Management believes that an increase in retail motor fuel and merchandise margins will be a key component of future increases in profitability for the Company. The Company's fuel margins began to improve during the month of March 2002 but no assurance that those margins will remain at such levels. For that reason, the Company intends to aggressively reassess its store operations, not only to cut store operating and inventory costs but also to find new sources of additional store income, described below. In addition, a thorough study and reorganization of the Company's fuel payable procedures and policies has already begun. Although the Company has experienced an increase its general and administrative expenses in recent years, management believes that its efforts to cut those costs, if successful, will be an important factor in increasing future profitability. In that regard, management is currently analyzing a reorganization of certain departments in order to streamline their function and improve their performance.

          2. Seek Additional Fee Income. Further, the Company will seek other sources of revenue to obtain additional profit in 2002 from its own retail stores, as well as from third party locations that sell its money orders across the country. In so doing, the Company will attempt to capitalize on its network of retail locations serving customers in small towns and larger cities in several states.

          Areas of possible sources for expanded fee income under consideration include the following activities:

          o    selling additional financial products and services,

          o    selling additional telephone products and services,

          o    collecting utility payments at the Company's stores for a fee,

          o    expanding the Company's check cashing services, and

          o    expanding the Company's ATM network.

          3. Manage Convenience Stores for Third Parties. In the first quarter of 2002, the Company entered into management and fuel supply contracts for 114 convenience stores on behalf of two different lenders that acquired those stores through foreclosures from other convenience store operators. In addition to receiving monthly management fees, the Company may sell motor fuel to those locations and has contracted to sell its money orders at those stores under money order agency agreements. In addition, stores currently closed may be added to the number of stores managed by the Company under those two contracts. The owners of those stores have reserved the right to sell those stores in the future, at which time the management contract would end for the sold stores. In late May 2002, one of those owners sold 40 of the stores under its management contract. The management contract is expected to terminate in late July 2002 for 57 stores, resulting in 17 convenience stores being subject to management contracts thereafter. The Comapny intends to attempt to expand its management services for these and other lenders in need of experienced convenience store operations.

          4. Convert Company-Operated Stores to Gas-Only Stores. In situations where management believes that profitable will be improved, the Company intends to continue implementing its strategy of selling/converting certain of its Company-operated convenience stores to independent third party operators and continuing such outlets as Gas-Only Stores. The Company has converted 26 stores in 2001 and 34 stores in 2000 in that manner and has targeted an additional 50 Company-operated stores as suitable candidates for future conversions and will continue to search for qualified purchasers for these locations.

          5. Growth of Wholesale Business. Utilizing its new $20 million revolving credit facility obtained in November 2001, the Company believes it will be able to expand its Wholesale and Terminal Operations in 2002. The Company believes that its wholesale business in the last few years was curtailed by its lack of a larger line of credit, and the increase in availability from its new line of credit is expected to facilitate the profitable expansion of this growing segment.

          6. Possible Expansion at the Terminal. The Company continues to investigate potential new sources of profits at its terminal located in the growing Dallas/Fort Worth Metroplex. The Company's current operations at the terminal only comprise 13 acres of land, and its remaining 20 acres are available for expansion.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were insignificant at the end of the first quarter of 2002.

     Over the last few years, the Company's money order sales have increased significantly. For example, money order payables at the end of fiscal year 1996 were $7,809,000, compared to money order payables of $16,163,000 at the end of the first quarter of 2002. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment from its third party money order sales agents.

     The Company had negative working capital of $1,352,000 at the end of the first quarter of 2002. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. Consequently, management believes, but can give no assurance, that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.


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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates on borrowing under that facility. Approximately 11% of the Company's note payable obligations at the end of the first quarter of 2002 was subject to variable interest rates. The remainder of the Company's notes payable is not subject to interest rate risk because it is fixed rate financing.

     The Company is also subject to the market risk of increasing commodity prices and sometimes attempts to hedge that risk by purchasing commodity futures and forward contracts. An attempt to hedge that risk is subject to risk because the commodities subject to the hedging contract are not the same commodities as those owned by the Company in its business. Open positions under these futures and forward contracts were insignificant at the end of the first quarter of 2002.


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

                                     FFP MARKETING COMPANY, INC.
                                     Registrant

Date:  June 24, 2002                 By:    /s/ John H. Harvison
                                         ------------------------------------
                                         John H. Harvison
                                         Chairman and Chief Executive Officer

Date:  June 24, 2002                 By:    /s/ Craig T. Scott
                                         ------------------------------------
                                         Craig T. Scott
                                         Vice President - Finance and
                                         Chief Financial Officer