Form 10-Q
period 2002-06-30
FFP MARKETING CO INC
filed 2002-08-14
CIK 1050891

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

     For the quarterly period ended June 30, 2002, or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___x___ No ______


                             Common Shares 3,818,747
              (Number of shares outstanding as of August 14, 2002)

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)
                                   (Unaudited)

                                                      June 30,      December 30,
                                                        2002            2001
                                                     ---------     ------------

                         ASSETS

Current assets -
    Cash and cash equivalents                          $8,187           $8,406
    Marketable securities                               4,227            5,203
    Trade receivables                                  20,810           15,763
    Inventories                                        23,349           20,742
    Notes receivable, current portion                   2,174            2,156
    Receivables from affiliates, current portion            0              722
    Deferred income taxes                                 898              898
    Prepaid expenses and other current assets           1,376            1,147
                                                     --------         --------
        Total current assets                           61,021           55,037
Property and equipment, net                            33,924           35,906
Notes receivable, excluding current portion             4,415            4,330
Other assets, net                                       7,292            8,734
                                                     --------         --------

     Total assets                                    $106,652         $104,007
                                                     ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    Current installments of long-term debt            $11,835           $7,577
    Current installments of capital
          lease obligations                               184              299
    Accounts payable                                   17,093           14,769
    Money orders payable                               16,433           16,894
    Advances from affiliates                              103            1,527
    Accrued expenses and other current liabilities     13,564           13,655
                                                     --------         --------
        Total current liabilities                      59,212           54,721
Long-term debt, excluding current installments         26,668           27,461
Capital lease obligations, excluding
        current installments                            3,677            3,742
Deferred income taxes                                     898              898
Other liabilities                                       2,555            2,571
                                                     --------         --------
        Total liabilities                              93,010           89,393
Commitments and contingencies                              -                 -
Stockholders' equity -
    Common stock ($0.01 par value; 9,000,000
      common shares authorized; 3,818,747 common
      shares issued and outstanding)                   22,235           22,235
    Accumulated deficit                                (7,548)          (6,819)
    Accumulated other comprehensive loss               (1,045)            (802)
                                                     --------         --------
        Total stockholders' equity                     13,642           14,614
                                                     --------         --------

    Total liabilities and stockholders' equity       $106,652         $104,007
                                                     ========         ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                   -----------------------  --------------------
                                    June 30,     July 1,    June 30,    July 1,
                                      2002        2001        2002       2001
                                              (As restated-        (As restated-
                                               see Note 6)           see Note 6)
                                   ---------- ------------  -------- -----------


Revenues -
    Motor fuel                     $123,568    $153,410    $225,347    $284,179
    Merchandise                      27,618      26,292      50,903      50,321
    Miscellaneous                     3,944       3,609       7,625       7,104
                                   --------    --------    --------    --------
        Total revenues              155,130     183,311     283,875     341,604

Costs and expenses -
    Cost of motor fuel              116,503     144,091     212,647     270,003
    Cost of merchandise              20,085      18,264      36,600      35,551
    Direct store expenses            10,301      11,316      20,807      23,217
    General and administrative
       expenses                       4,755       4,136       9,179       8,488
    Depreciation and amortization     1,941       1,896       3,878       3,730
                                   --------    --------    --------    --------
        Total costs and expenses    153,585     179,703     283,111     340,989
                                   --------    --------    --------    --------

Operating income                      1,545       3,608         764         615

    Interest income                     173         317         680         588
    Interest expense                    951       1,189       2,173       2,323
                                   --------    --------    --------    --------

Income (loss) before income taxes       767       2,736        (729)     (1,120)

Deferred income tax expense (benefit)     0         930           0        (381)
                                   --------    --------    --------    --------

Net income (loss)                      $767      $1,806       $(729)      $(739)
                                   ========    ========    ========    ========


Net income (loss) per share -
    Basic                             $0.20       $0.47      $(0.19)     $(0.19)
    Diluted                           $0.20       $0.47      $(0.19)     $(0.19)

Weighted average number of common
  shares outstanding -
   Basic                              3,819       3,819       3,819       3,819
   Diluted                            3,819       3,822       3,819       3,819



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                       -------------------------
                                                       June 30,       July 1,
                                                         2002           2001
                                                                   (As Restated
                                                                   - See Note 6)
                                                      ---------    -------------

Cash Flows from Operating Activities -
  Net loss                                               $(729)          $(739)
  Adjustments to reconcile net loss to
    net cash used by operating activities -
       Depreciation and amortization                     3,878           3,730
       Provision for doubtful accounts                     150             307
       Deferred income tax benefit                           0            (247)
       Gain on sale of properties                         (488)         (1,039)
       Change in stocks and bonds                       (1,177)           (733)
       Net change in operating assets and liabilities   (5,722)         (2,875)
                                                       --------       ---------
Net cash used in operating activities                   (4,088)         (1,596)
                                                       --------       ---------

Cash Flows from Investing Activities -
  Repayments of advances to affiliate                      700              54
  Net proceeds from sale of securities                   1,789               0
  Additions of property and equipment, net              (1,087)         (1,638)
  Increase in notes receivable                             606             477
                                                       --------       ---------
Net cash provided by (used in) investing activities      2,008          (1,107)
                                                       --------       ---------

Cash Flows from Financing Activities -
  Advances from (payments to) affiliate                 (1,424)            439
  Net borrowings (payments) on debt and
     capital leases                                      3,285            (370)
                                                       --------       ---------
Net cash provided by financing activities                1,861              69
                                                       --------       ---------
Net decrease in cash and cash equivalents                 (219)         (2,634)

Cash and cash equivalents at beginning of period         8,406          14,572
                                                       --------       ---------
Cash and cash equivalents at end of period              $8,187         $11,938
                                                       ========       =========




Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest                                  $2,173          $2,323
                                                       ========       =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

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

     The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the periods presented have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the audited consolidated financial statements, which are included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 2002, and as discussed below.


2.  Net Income (Loss) per Share
    ---------------------------

     Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is net income divided by the weighted average number of common shares outstanding for the period plus potentially dilutive common shares. Outstanding options to acquire 303,667 common shares were excluded from the diluted computation for each of the three-month and six-month periods ended June 30, 2002, respectively, and outstanding options to acquire 253,667 and 303,667 common shares were excluded from the diluted computation for the three-month and six-month periods ended July 1, 2001, respectively, because the effect would have been anti-dilutive. The following table reconciles the denominators of the basic and diluted net income (loss) per share calculations for the three-month and six-month periods ended June 30, 2002 and July 1, 2001:

                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                            June 30,  July 1,   June 30, July 1,
                                              2002      2001      2002    2001
                                            --------  -------  --------- -------
                                                       (In thousands)

Weighted average number
   of common shares outstanding                3,819    3,819    3,819    3,819
Effect of dilutive options                         0        3        0        0
                                               -----    -----    -----    -----
Weighted average number of
  common shares outstanding,
  assuming dilution                            3,819    3,822    3,819    3,819
                                               =====    =====    =====    =====

3.  Operating Segments
    ------------------

     The Company and its subsidiaries are principally engaged in two operating segments: (i) the retail sale of motor fuel, merchandise and other ancillary products and services at convenience stores, truck stops, and other gasoline outlets ("Retail Operations"), and (ii) the wholesale sale of motor fuel and the operation of a motor fuel terminal and processing facility ("Wholesale and Terminal Operations"). For the second quarter and first half of 2001, the Company identified its wholesale operations in the same segment with its retail operations, but realigned the wholesale operations in 2001 to be in the same segment with its terminal operations since both of those operations sell motor fuel to wholesale customers. The Company identifies such segments based on management responsibilities. No major distinctions exist regarding geographical areas served by the Company or customer types. The following table sets forth certain information about each segment's financial information for the second quarter and first half of 2002 and 2001 (with the results for the second quarter and first half of 2001 being restated as described in Note 6 of the Condensed Consolidated Financial Statements):

                                                   Wholesale
                                         Retail   and Terminal  Elimin- Consoli-
                                      Operations  Operations    ations   dated
                                      ----------  -----------   ------  --------
                                                    (In thousands)

First Half of 2002
------------------
Revenues from external sources          $183,641    $100,234      $0   $283,875
Revenues from other segment                    0      19,129 (19,129)         0
Depreciation and amortization              3,297         581       0      3,878
Income (loss) before income taxes         (2,119)      1,390       0       (729)

First Half of 2001
(as restated-see Note 6)
------------------------
Revenues from external sources          $222,153    $119,451      $0    341,604
Revenues from other segment                    0      18,515 (18,515)         0
Depreciation and amortization              3,373         357       0      3,730
Income (loss) before income taxes         (3,886)      2,766       0     (1,120)

Second Quarter of 2002
----------------------
Revenues from external sources           $98,373     $56,757      $0   $155,130
Revenues from other segment                    0      10,042 (10,042)         0
Depreciation and amortization              1,652         289       0      1,941
Income before income taxes                   413         354       0        767

Second Quarter of 2001
(as restated-see Note 6)
------------------------
Revenues from external sources          $118,055     $65,256      $0   $183,311
Revenues from other segment                    0      10,536 (10,536)        0
Depreciation and amortization              1,716         180       0     1,896
Income (loss) before income taxes           (324)      3,060       0     2,736



4.  Comprehensive Net Income (Loss)
    -------------------------------

     The components of comprehensive net income (loss) for the three and six month periods ended June 30, 2002 and July 1, 2001 (as restated), are set forth below:

                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                            June 30,  July 1,   June 30, July 1,
                                              2002      2001      2002    2001
                                            --------  -------  --------- -------
                                                       (In thousands)

Net income (loss)                             $767    $1,806     $(729)   $(739)
Unrealized net gains (losses)
   on available-for-sale
   securities, net of tax                     (344)      (31)     (243)     262
                                             ------   -------    ------   ------
   Comprehensive net income (loss)            $423    $1,775     $(972)   $(477)
                                             ======   =======    ======   ======

5.   Notes Payable
     -------------

     The monthly payments and the outstanding principal balances at June 30, 2002 and December 30, 2001, under the Company's notes payable are summarized in the following table:

                                                            Outstanding Balances
                                                           ---------------------
                                                 Monthly   June 30, December 30,
                                                Payments     2002        2001
                                                ---------  --------- -----------
                                                         (In thousands)

  Type of Loan            Purpose of Loan
----------------------  -----------------------------
Sewer financing        Truck stop improvements         $2       $20         $34
7 to 15 year financing 1998 refinancing of 44 stores  101     7,581       7,852
7 to 15-year financing 1999 purchase of 4 stores       13       804         841
15-year financing      1999 refinancing of bank debt  256    21,497      21,946
15-year financing      Purchase of 3 stores             5       484         493
Bank line of credit    Operations                       0     8,117       3,872
                                                     ----   -------    --------
Total notes payable                                  $377    38,503      35,038
   Less: current portion                             ====   (11,835)     (7,577)
                                                            -------    --------
Long-term notes payable                                     $26,668     $27,461
                                                            =======    ========

     In June 1998 the Company obtained 44 loans in the original aggregate principal amount of $9,420,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at 44 specific convenience stores, truck stops and gas-only outlets. The loans bear interest at 8.66% per annum, require the Company to maintain a minimum fixed charge coverage ratio of 1.25 to 1, and will be fully amortized at various maturity dates ranging from October 2007 to July 2013 by making principal and interest payments in equal monthly installments over their respective terms. Although it did not maintain the required fixed charge coverage ratio under these loans at June 30, 2002 and December 30, 2001, the Company obtained a waiver of such non-compliance for all 44 loans. At June 30, 2002 and December 30, 2001, $7,581,000 and $7,852,000,
respectively, remained outstanding on the 44 loans.

     In February 1999 the Company acquired 23 convenience stores and two truck stops. Eleven of the 25 stores are third party leasehold locations where the Company purchased the existing leasehold interest, equipment, and inventory. The Company financed its purchase of four of the 11 stores with four fully-amortizing mortgage loans in the aggregate original principal amount of $1,012,000 secured by a lien against the Company's leasehold improvements, equipment, and inventory at those four convenience stores. The loans provide for maturity dates ranging from 86 to 180 months, interest payable at a fixed rate of 9.275% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $13,000. Although it did not maintain the required fixed charge coverage ratio under these loans at June 30, 2002 and December 30, 2001, the Company obtained a waiver of such non-compliance for all but two of the loans. The Company classified the remaining principal balances of $528,000 and $542,000 under those two loans as a current liability on its consolidated balance sheets at June 30, 2002 and December 30, 2001, respectively. At June 30, 2002 and December 30, 2001, $804,000 and $841,000, respectively, remained outstanding on those four loans.

     In June 1999 the Company refinanced a prior revolving credit facility and term loan with the proceeds of fixed rate financing from a third party lender in the form of 49 fully-amortizing loans in the original aggregate principal amount of $23,800,000. These 49 loans provide for 180 equal, monthly payments, interest payable at a fixed rate of 9.9% per annum, a minimum fixed charge coverage ratio of 1.25 to 1, and aggregate monthly payments of principal and interest of $256,000. The loans are secured by a lien against the Company's leasehold improvements, equipment, and inventory at 49 specific convenience stores, truck stops and gas-only outlets. Although it did not maintain the required fixed charge coverage ratio under these loans at June 30, 2002 and December 30, 2001, the Company obtained a waiver of such non-compliance for 44 of the 49 loans. Accordingly, the remaining principal balances of $1,705,000 and $1,722,000 under those five other loans have been classified as a current liability on the consolidated balance sheets at June 30, 2002 and December 30, 2001, respectively. At June 30, 2002 and December 30, 2001, $21,497,000 and $21,946,000, respectively, remained outstanding on those 49 loans.

     In August 2001 the Company purchased three convenience store properties that it previously operated under a lease. The Company financed its purchase with a fully-amortizing mortgage loan in the original principal amount of $500,000, payable over a 15-year term, with interest accrued and payable at a fixed rate of 8% for the first five years but variable thereafter at prime plus an index, and aggregate monthly payments of principal and interest of $5,000. The Company's monthly loan payments equal its previous monthly rental payments prior to the purchase. At June 30, 2002 and December 30, 2001, $484,000 and $493,000 remained outstanding on the loan.


     In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under the new revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. The new revolver replaced a prior revolving credit facility that provided for borrowings up to $10,000,000. The revolving credit facility bears interest at the lender's prime rate plus three-fourths of one percentage point (5.5% at June 30, 2002), payable monthly, and matures in 2005. The new loan is subject to a Loan and Security Agreement dated November 5, 2001 between the lender and two subsidiaries of the Company, namely FFP Operating Partners, L.P. and Direct Fuels, L.P. The agreement contains numerous, but customary, covenants including, but not limited to, a financial covenant requiring Direct Fuels, L.P. to maintain a specified minimum amount each quarter of earnings before interest, taxes, depreciation and amortization. At June 30, 2002 and December 30, 2001, the Company met the required fixed charge coverage ratio under the loan agreement for the revolving credit facility. In the event of a default under the loan, liens on certain assets of FFP Operating Partners, L.P. also take effect. At June 30, 2002 and December 30, 2001, the Company was not in compliance with the terms of its new revolver because it had not met the required fixed charge coverage ratio under its loan documents with its other lenders. The Company's borrowing base under its revolving credit facility was $10,277,000 at June 30, 2002, compared to $5,473,000 at year end 2001. At June
30, 2002 and December 30, 2001,  $8,116,000 and $3,872,000,  respectively,  were outstanding under the revolving lines of credit and are classified as a current liability on the consolidated balance sheets.


6. Restatement
   -----------

     In early 2002, the Company became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis determined a charge of $214,000 and $260,000, net of taxes, should be made to the net income (loss) of the Company in the first and second quarters of 2001, respectively. The adjustment results from bookkeeping errors regarding credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits. For that reason, the Company's quarterly results for the first two quarters of 2001 have been restated to correct those errors attributable to those quarters, rather than the amounts previously reported for the quarters. For further discussion of these matters, refer to the Company's Form 10-K for the year ended December 30, 2001.


7.  Recent Accounting Pronouncements
    --------------------------------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, entitled "Business Combinations", SFAS No. 142, entitled "Goodwill and Intangibles Assets", and SFAS No. 144, entitled "Accounting for Impairment or Disposal of Long-Lived Assets".

     SFAS No. 141 eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also addressed the accounting for intangible assets and goodwill acquired in a business combination completed after June 30, 2001. The implementation of SFAS No. 141 had no effect on the Company's financial statements.

     SFAS No. 142 revised the accounting for purchased goodwill and intangibles assets. Under SFAS 142, goodwill and intangibles assets with indefinite lives will no longer be amortized, will be tested for impairment annually and in the event of an impairment indicator, and must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company has historically amortized goodwill on the straight-line method over 20 years. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of June 30, 2002, and no material impairment losses were recognized.

     Net carrying values of intangible assets at June 30, 2002 and December 30, 2001 were as follows:

                                                         June 30,   December 30,
                                                           2002        2001
                                                          ------    -----------
                                                               (in thousands)

Intangible assets subject to amortization -
  Real estate leases from affiliated companies              $267          $293
  Real estate leases from non-affiliated companies           300           310
  Deferred investment of convenience store improvements    1,466         1,587
  Capitalized research and development costs                  47            61
  Loan costs                                               1,597         1,731
                                                          ------        ------
     Total                                                 3,677         3,982
Intangible assets not subject to amortization -
 Goodwill                                                    453           453
                                                          ------        ------
     Total                                                $4,130        $4,435
                                                          ======        ======


     Amortization expense related to intangible assets was $376,000 and $340,000 for the first half of 2002 and 2001, respectively. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2002 is as follows (in thousands):

     Remainder of 2002                                     $260
     2003                                                   579
     2004                                                   543
     2005                                                   371
     2006                                                   317
     2007                                                   275
     Thereafter                                           1,332
                                                         ------
            Total                                        $3,677
                                                         ======

     Net income (loss) per share for the second quarter and first half of 2002 and 2001, adjusted to exclude goodwill amortization expense, was as follows:


                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                            June 30,  July 1,   June 30, July 1,
                                              2002      2001      2002    2001
                                            --------  -------  --------- -------
                                                       (In thousands)

Reported net income (loss)                    $767    $1,806    $(729)    $(739)
Goodwill amortization                            0        18        0        36
                                             -----    ------    ------    ------
   Adjusted net income (loss)                 $767    $1,824    $(729)    $(703)
                                             =====    ======    ======    ======

Basic net income (loss) per share -
    Reported net income (loss)               $0.20     $0.47   $(0.19)   $(0.19)
    Goodwill amortization                     0.00      0.01     0.00      0.01
                                             -----    ------    ------    ------
   Adjusted net income (loss)                $0.20     $0.48   $(0.19)   $(0.18)
                                             =====    ======    ======    ======

Diluted net income (loss) per share -
    Reported net income (loss)               $0.20     $0.47   $(0.19)   $(0.19)
    Goodwill amortization                     0.00      0.01     0.00      0.01
                                             -----    ------    ------    ------
   Adjusted net income (loss)                $0.20     $0.48   $(0.19)   $(0.18)
                                             =====    ======    ======    ======

     SFAS  No.  144  addressed  financial   accounting  and  reporting  for  the
impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial statements.

                  FFP MARKETING COMPANY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
--------

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

     The Company conducts its operations through the following subsidiaries:

   Entity Name and Type            Date Formed         Principal Activity
------------------------------  ----------------    -------------------------

FFP Operating Partners, L.P.      December 1986     Operation of convenience
Delaware limited partnership                        stores and other retail
                                                    outlets and ancillary
                                                    services

Direct Fuels, L.P.                December 1988     Operation of fuel terminal
Texas limited partnership                           and wholesale fuel sales

FFP Financial Services, L.P.      September 1990    Sale of money orders and
Delaware limited partnership                        other financial services
                                                    and supplies

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


Results of Operations
---------------------

     The Company earned $767,000 in the second quarter of 2002, compared to earnings of $1,806,000 in the second quarter of 2001. The Company's net income in the second quarter of 2002 showed significant improvement compared to its previously announced net loss of $1,496,000 in the first quarter of 2002. The primary factor for the decline in the second quarter of 2002, compared to the same quarter of the prior year, was a reduction in gross margin from motor fuel sales of $2,254,000, which was partially offset by additional miscellaneous revenues of $335,000, reduced direct store expenses of $1,015,000, and a decrease of $930,000 in income tax expense.

     In the first half of 2002, the Company incurred a net loss of $729,000, compared to a net loss of $739,000 in the first half of 2001. Primary factors for the slight improvement were reduced direct store expenses of $2,410,000 and additional miscellaneous revenues of $521,000, which offset a reduction in gross margin from motor fuel sales of $1,476,000. In addition, the Company did not record an income tax benefit in the first half of 2002, compared to an income tax benefit of $381,000 in the first half of 2001.

     As previously announced, the Company in early 2002 became aware of certain inadvertent bookkeeping errors made in the accounting records of one of its subsidiaries. A subsequent analysis was completed in late April 2002 and determined that a charge of $214,000 and $260,000, net of income tax effect, should be made to the net income or loss of the Company in the first and second quarters of 2001, respectively. The adjustments resulted from bookkeeping errors regarding credit card accounts receivable and related fuel payables, and their resulting effect on cost of motor fuel sold, and then the related effect on income tax expense or benefits. For that reason, the Company's results for the three and six months ended July 1, 2001 have been restated to correctly state the results for those periods, rather than the amounts previously reported for those periods.

     The Company continues to review its administrative, accounting and operational policies, procedures and personnel relating to its recording and reconciliation of credit card receivables, fuel receivables and payables, and compliance with those policies and procedures, to identify potential areas where improvements and increased efficiencies may be implemented. Improvements to previous policies, procedures and personnel have been made, and will continue to be implemented, as quickly as practicable.


     Fuel Sales and Margins
     ----------------------

                            Second Quarter                   Year-to-Date
             --------------------------------- ---------------------------------
                                    Change                           Change
                               ---------------                   ---------------
                2002     2001   Amount     %     2002     2001    Amount    %
             -------- -------- -------- ------ -------- -------- -------- ------
                      (In thousands, except average prices and per gallon data)

Fuel sales   $123,568 $153,410 $(29,842) (19%) $225,347 $284,179 $(58,832) (21%)
Fuel margin    $7,065   $9,319  $(2,254) (24%)  $12,700  $14,176  $(1,476) (10%)
Gallons sold -
 Retail        50,940   59,380   (8,440) (14%)  103,359  115,923  (12,564) (11%)
 Wholesale     33,112   26,228    6,884   26%    58,644   47,731   10,913   23%
 Terminal      19,705   25,604   (5,899) (23%)   43,011   52,291   (9,280) (18%)
  Total       103,757  111,212   (7,455)  (7%)  205,014  215,945  (10,931)  (5%)
Average per
 gallon sales
 price          $1.19    $1.38   $(0.19) (14%)    $1.10    $1.32   $(0.22) (17%)
Margin per
 gallon (cents)   6.8      8.4     (1.6) (19%)      6.2      6.6     (0.4)  (6%)


     The Company sold less motor fuel, in dollars and in gallons, in the second quarter and first half of 2002 than in the corresponding periods of the prior year. Motor fuel sales decreased by $29,842,000 (19%) in the second quarter of 2002 and by $58,832,000 (21%) in the first half of 2002, compared to the corresponding periods of 2001. Motor fuel sales decreased principally because motor fuel prices declined for such periods by 14% and 17%, respectively, compared to the corresponding periods of the prior year. Retail motor fuel sales decreased by $21,335,000 (24%) and by $39,572,000 (24%) in the second quarter and first half of 2002, respectively, compared to corresponding periods of 2001. Retail motor fuel sales decreased principally because of lower fuel prices, increased retail competition and revised fuel-pricing strategies of the Company. Wholesale motor fuel sales increased by $3,452,000 (10%) and by $1,188,000 (2%) in the second quarter and first half of 2002, respectively, compared to corresponding periods of 2001. Wholesale motor fuel sales increased in spite of lower fuel prices principally as a result of fuel sales to locations owned by third parties and managed by the Company under management contracts with the third parties. Motor fuel sales at the terminal declined by $11,959,000 (39%) and $20,448,000 (35%) in the second quarter and first half of 2002, respectively, compared to corresponding periods of 2001. Terminal fuel sales decreased primarily as a result of reduced fuel prices and revised fuel-pricing strategies.

     In gallons, total motor fuel sales decreased by 7,455,000 gallons (7%) in the second quarter of 2002, and by 10,931,000 gallons (5%) in the first half of 2002, compared to gallons sold in the corresponding periods of 2001. Wholesale sales increased by 6,884,000 gallons (26%) and 10,913,000 gallons (23%) in the three and sixth-month periods of 2002, compared to the corresponding periods of 2001. Wholesale motor fuel sales increased principally because of sales to locations managed by the Company under management contracts with the third parties. Offsetting those increases were decreases in retail sales of 8,440,000 gallons (14%) and 12,564,000 gallons (11%) in the three and six-month periods of 2002, respectively, and terminal sales of 5,899,000 gallons (23%) and 9,280,000 gallons (18%) in the three and six-month periods of 2002, respectively, compared to comparable periods in 2001. Retail and terminal fuel sales decreased primarily as a result of revised fuel-pricing strategies.

     The Company's overall gross profit margin on all types of motor fuel sales decreased by $2,254,000 (24%) and $1,476,000 (10%) in the in the second quarter and first half of 2002, respectively, compared to the corresponding periods of 2001. Fuel margins, in total dollars, decreased principally as a result of decreasing sales prices, fewer gallons sold and a lower average gross margin per gallon. Average fuel sales prices declined by 14% and 17% in the three and sixth-month periods of 2002, compared to the comparable periods of 2001. Fuel margin per gallon on all types of fuel sales decreased by 1.6 cents per gallon (19%) and by 0.4 cents per gallon (6%) in the second quarter and first half of 2002, respectively, compared to corresponding periods of 2001. Average gross profit margin per gallon resulted because an improved retail margin per gallon was offset by a lower margin per gallon on wholesale and terminal sales, in both the second quarter and the first half of 2002, compared to comparable periods of 2001.


     Merchandise Sales and Margins
     -----------------------------


                            Second Quarter                   Year-to-Date
             --------------------------------- ---------------------------------
                                    Change                           Change
                               ---------------                   ---------------
                2002     2001    Amount     %    2002     2001    Amount    %
             -------- -------- -------- ------ -------- -------- -------- ------
                           (In thousands, except average weekly sales data)

Mdse sales      $27,618  $26,292  $1,326    5%  $50,903  $50,321    $582     1%
Mdse margin       7,533    8,028    (495)  (6%)  14,303   14,770    (467)   (3%)
Mdse margin %,
 conven. stores
 and truck stops  28.0%    28.4%   (0.4%)  (1%)   27.8%    27.7%     0.1%    0%
Average weekly
mdse sales per store -
 Conven. stores $11,409  $12,069   $(660)  (5%) $11,302  $11,226     $76     1%
 Truck stops     16,510   16,702    (192)  (1%)  16,077   16,081     (4)     0%


     Merchandise sales increased by $1,326,000 (5%) in the second quarter of 2002, and by $582,000 (1%) for the first half of 2002, compared to the comparable periods of the prior year. A principal factor for the increase in merchandise sales was increased cigarette pricing, resulting from higher cigarette costs, offsetting the effects of a decrease of 8% and 9% in the average number of convenience stores in the second quarter and first half of 2002, compared to the corresponding periods of 2001. The decrease in Company-operated stores resulted from implementation of the Company's previously announced strategy of converting Company-operated stores to gas-only outlets.

     Merchandise gross profit margin, in total dollars, decreased by $495,000 (6%) and by $467,000 (3%) for the three and six month periods of 2002, respectively, when compared to the corresponding periods of the prior year. Total merchandise margins declined for these comparative periods principally because of a decrease in margin on cigarette sales and because the Company operated fewer convenience stores in the applicable periods of 2002 than in 2001, as described above.

     Other Income and Expenses
     -------------------------

     Miscellaneous revenues include management fees, lottery ticket sales income, money order sales income, commissions received on alcohol beverage sales, check cashing fees, state excise tax handling fees, gains on asset sales, realized gains or losses on investments in available-for-sale securities, exchange and motor fuel trading gains and losses, and various other types of income. Miscellaneous revenues were $3,944,000 and $7,625,000 in the second quarter and first half of 2002, respectively, constituting improvements in both comparative periods (9% and 7%, respectively) over miscellaneous revenues of $3,609,000 and $7,104,000 in the corresponding periods of 2001.

     Miscellaneous revenues increased in the second quarter in 2002 principally as a result of additional management fees and the proceeds of an arbitration award. The increases in miscellaneous revenues were achieved in spite of the Company operating 14 and 15 fewer convenience stores, on average, in the second quarter and first half of 2002, respectively, than in the same periods of 2001. The overall improvement in miscellaneous revenues was also achieved in spite of lesser gains being recorded in 2002 from the sale/conversion of Company-operated convenience stores to gas-only stores than in 2001. These sales/conversions continued in considerable numbers (10 sales and 13 sales in the second quarter and first half of 2002, respectively, compared to 13 sales and 19 sales in the second quarter and the first half of 2001, respectively), but lesser total gains were recorded in 2002. Specifically, gains from the sale/conversion of Company-operated convenience stores to gas-only outlets were $298,000 and $488,000 in the second quarter and first half of 2002, respectively, compared to gains of $763,000 and $1,231,000 in the second quarter and first six months of 2001, respectively.

     Direct store expenses decreased by $1,015,000 (9%) in the second quarter of 2002, compared to the second quarter of 2001. Direct store expenses for the applicable six-month period also decreased by $2,410,000 (10%). Direct store expenses decreased in both instances as a result of operating fewer Company-operated stores in 2002 than in 2001.

     General and administrative expenses increased by $619,000 (15%) and $691,000 (8%) in the three and six-month periods ended June 30, 2002, respectively, compared to the corresponding periods of 2001. These increases resulted largely from additional legal, accounting and consulting fees, increased personnel costs associated with supervising stores under management contracts, additional costs for permits and licenses, and increased insurance costs.

     Depreciation and amortization increased by $45,000 (2%) in the second quarter of 2002, compared to the corresponding quarter of 2001. For the first half of 2002, compared to the corresponding period in 2001, depreciation and amortization increased by $148,000 (4%). These increases resulted principally from additional amortization of loan costs and depreciation of property and equipment additions made during recent years.

     Interest income declined by $144,000 (45%) and increased by $92,000 (16%) in the second quarter and first half of 2002, respectively, compared to corresponding periods in 2001. The second quarter decrease was largely attributable to a decline in interest rates on Company investments, while interest income in the first half increased as a result of additional interest-earning investments.

     Interest expense decreased by $238,000 (20%) and by $150,000 (6%) during the second quarter and first half of 2002, respectively, when compared to corresponding periods of 2001. Interest expense decreased for in both periods because of a $3,321,000 (9%) reduction in interest-bearing indebtedness, declining interest rates, and a lesser interest rate charged under the Company's new revolving line of credit facility than its prior facility.

     The Company did not record any federal income tax expense in the second quarter or first half of 2002, compared to federal tax expense of $930,000 in the second quarter of 2001 and a federal income benefit of $381,000 in the first half of 2001. Federal income tax expense was not recorded in the second quarter of 2002, even though the Company had positive earnings, because the expected tax expense for the year is zero. However, this expectation will be reassessed during the remainder of the year.


Liquidity and Capital Resources
-------------------------------

     The Company's working capital is provided by several sources, including short-term investments, cash flows generated from operating activities, borrowings under a revolving line of credit facility, short-term vendor credit, and the availability of funds provided by the sale of money orders prior to the payment of those money order obligations. The Company believes, but cannot be certain, that its future sources of capital will provide sufficient liquidity to fund its future operating costs, debt service requirements, and capital expenditures. Risk factors involved in determining the adequacy of liquidity and capital resources include, but are not limited to, the insufficiency of cash flows from operations for any reason, such as, for example, in the event of poor retail fuel margins, such as that incurred in the fourth quarter of 2001 and the first two months of 2002 (although the Company has experienced improved retail fuel margins since then); the inability of the Company to meet its goals of increasing store revenues and decreasing direct store expense and general and administrative expense; bad debts or uncollectible accounts; possible actions of the Company's long-term lenders and revolving credit lender in accelerating such indebtedness and charging additional interest and loan fees; possible restrictions on the availability of credit from vendors; and a possible loss of the Company's money order sales license. The Company believes it will be able to adjust its actual capital expenditures based on the level of cash flow generated from operating activities and funds available from financings.

     The Company's notes payable at June 30, 2002, and December 30, 2001, are summarized in the notes to the condensed financial statements. (See Note 5 of Notes to Condensed Consolidated Financial Statements.) In November 2001 the Company closed a new revolving credit facility with a third party lender providing for borrowings up to $20,000,000. The amount available at any time under the revolver is calculated with a borrowing base of 85% of its eligible trade receivables plus 70% of the inventory at its terminal facility. At June 30, 2002 and December 31, 2001, the borrowing base under the revolver was $10,277,000 and $5,473,000, respectively, and the principal balance under the revolver was $8,116,000 and $3,872,000, respectively.

     Management is actively involved in a focused effort designed to improve bottom-line results and liquidity of the Company, although no assurance is given that its strategies will prove to increase profitability. Several of these strategies are summarized below:

          1. Strengthen Core Businesses. The Company is attempting to strengthen its core businesses in order to increase its revenues and decrease its cost and expenses. This analysis and resulting action may include the sale of assets or components of its businesses, the closing of certain stores, or other actions considered necessary to increase net profitability. Like many other convenience store operators in the industry, the Company has experienced decreasing retail motor fuel margins per gallon at its stores, especially from September 2001 until mid March 2002. The Company implemented a pricing structure in 2002 designed to increase its retail motor fuel margins and merchandise margins. The Company's fuel margins began to improve during the month of March 2002, but no assurance can be given that those margins will be at acceptable levels. For that reason, the Company is in the process of aggressively reassessing its store operations, not only to cut store operating and inventory costs but also to find new sources of additional store income. Many of those possible new revenue sources are described below. Although the Company has experienced an increase its general and administrative expenses in recent years, management believes that its efforts to cut those costs, if successful, will be an important factor in increasing future profitability. In that regard, management continues to analyze a reorganization of certain departments in order to streamline their function and improve their performance.

          2. Seek Additional Fee Income. The Company has also been involved in efforts to generate other sources of revenue to obtain additional profit in 2002 from its own retail stores, as well as from third party locations that sell its money orders across the country. In so doing, the Company will attempt to capitalize on its network of retail locations serving customers in small towns and larger cities in several states. Multiple sources for expanded fee income involved in this effort include selling additional financial products and services, selling additional telephone products and services, collecting utility payments at the Company's stores for a fee, expanding the Company's check cashing services, and expanding the Company's ATM network.

          3. Convert Company-Operated Stores to Gas-Only Stores. In situations where management believes that profitability will be improved, the Company intends to continue implementing its strategy of selling/converting certain of its Company-operated convenience stores to independent third party operators and continuing such outlets as Gas-Only Stores. The Company converted 13 stores in the first half of 2002, 26 stores in 2001 and 34 stores in 2000 in that manner and has targeted an additional 50 Company-operated stores as suitable candidates for future conversions and will continue to search for qualified purchasers for these locations.

          4. Growth of Wholesale Business. Utilizing its new $20 million revolving credit facility obtained in November 2001, the Company believes it will be able to expand its Wholesale and Terminal Operations in 2002. The Company believes that its wholesale business in the last few years was curtailed by its lack of a larger line of credit, and the increase in availability from its new line of credit is expected to facilitate the profitable expansion of this growing segment.

          5. Manage Convenience Stores for Third Parties. The Company obtained management and fuel supply contracts in early 2002 for 114 convenience stores from two different lenders that had acquired those stores through foreclosures from other convenience store operators. In addition to receiving monthly management fees, the Company may sell motor fuel to those locations and has contracted to sell its money orders at those stores under money order agency agreements. In May 2002, one of those owners sold 40 of the stores under its management contract, at which time the management contract for those stores ended. Although the other management contract for 57 stores was terminated in July 2002, the Company continues to sell its money orders at such stores.

          6. Possible Expansion at the Terminal. The Company continues to investigate potential new sources of profits at its terminal located in the growing Dallas/Fort Worth Metroplex. The Company's current operations at the terminal only utilize 13 acres of land, and its remaining 20 acres are available for expansion.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were insignificant at the end of the second quarter of 2002.

     The Company sells money orders in several states at its own stores and through agents at other locations. Money order payables represent those sales of money orders for which the payee of the money order has not yet requested payment. Although the Company collects money order receipts on a daily basis on sales of money orders made by its own stores, the Company relies on receiving timely payment (usually twice per week) from its third party money order sales agents.

     The Company had positive working capital of $1,809,000 at the end of second quarter 2002, compared to a negative working capital of $1,352,000 at the end of the first quarter of 2002 and a positive working capital of $316,000 at year end 2001. In past years, the Company has operated its business with minimal or even negative working capital, principally because most of its sales are cash sales and it has received payment terms from vendors. Consequently, management currently believes, but can give no assurance, that its current liquidity, internally generated funds, use of trade credit, and available line of credit will allow its operations to be conducted in a customary manner.

Critical Accounting Policies
----------------------------

     Many significant accounting policies affecting the financial statements of the Company are summarized in the Notes to the Consolidated Financial Statements included in Form 10-K of the Company for December 30, 2001. Management believes that three critical accounting policies adopted by the Company are its policies relating to the accounting treatment of the following: marketable securities, gain on sale/conversion of merchandise operations at convenience stores to third parties who then operate the location as a Gas-Only Stores, and investments in operating and capital leases.

     The Company classified all of its investments in marketable securities through September 30, 2000, as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. On October 1, 2000, the Company changed its intention in holding its marketable securities to a longer term outlook. Accordingly, since October 1, 2000, the Company has classified all of its marketable securities as "available-for-sale" securities. Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Had the Company classified its marketable securities as trading securities since October 1, 2000, instead of as available-for-sale securities, the Company would have recorded an additional loss of $344,000 and $243,000, both net of tax, in second quarter and first half of 2002, respectively, and an additional loss of $31,000 and additional income of $262,000, both net of tax, in second quarter and first half of 2001, respectively. Dividend and interest income, including the amortization of any premium and discount arising at acquisition, are included in earnings for both trading securities and available-for-sale securities.

     In 2001 and in past years the Company has sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 15%. Gains on sales which meet specified criteria, including receipt of a significant cash down payment (usually 20% or more) and projected cash flow from store operations sufficient to adequately service the debt, are recognized upon closing of the sale. Gains from sales that do not meet the specified criteria are recognized under the installment method as cash payments are received. Had the Company recorded all gains on this type of sale under the installment method, miscellaneous income would have been reduced by $108,000 and $298,000 in the second half and first half of 2002, and by $763,000 and $1,231,000 in the second quarter and first half of 2001, respectively. Gains being recognized under the installment method are evaluated in years subsequent to the year of sale to determine if full recognition of the gain is then appropriate. Under these sales, the Company generally retains the real estate or leasehold interests and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company usually retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements. All of the Company's leases are treated as operating leases, except for the building portion of l4 leases executed in 1999. In 1999, FFP Partners purchased 14 improved real properties and immediately leased the properties to the Company under 15-year leases. The Company's total rental payments to FFP Partners under those leases are $99,000 per month. Of that amount, $28,000 per month is allocated to the land portion of those leases and classified as rent expense under operating leases, while $71,000 per month is allocated to the building portion of those leases and classified as payments made in retirement of its capital lease obligation. Had those 14 leases instead been classified as operating leases, the entire $71,000 in rent payments for the buildings would be reported as rent expense, instead of being reported partially as interest expense and partially as principal payments on the Company's capital lease obligation and the Company would not report depreciation expense from those building. In addition, the balance sheets of the Company would not report the building portion of those 14 real properties as an asset and capital lease obligation, as it presently does.


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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to market risks related to variable interest rates and commodity prices. The interest rate calculated under the Company's line of credit facility is based on the prime rate of interest, which is subject to change and exposes the Company to the possibility of increasing interest rates on borrowing under the facility. Accordingly, 21% of the Company's notes payable at the end of the second quarter of 2002 was subject to variable interest rates. The remainder of the Company's long-term debt is fixed rate financing and not subject to interest rate risk.

     The Company is also subject to market risks related to increasing fuel prices and sometimes attempts to reduce that risk by purchasing commodity futures and forward contracts. Such attempts to reduce commodity risk are also subject to risk because the commodities under the financial contracts are normally not of the same grade or location of fuel as that owned by the Company in its business. Open positions under these futures and forward contracts were not significant at June 30, 2002.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
--------

Ex. 99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

         The Company did not file any reports on Form 8-K for the quarter covered by this report.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FFP MARKETING COMPANY, INC.
                                  Registrant

Date:  August 14, 2002            By:    /s/ John H. Harvison
                                     ------------------------------
                                     John H. Harvison
                                     Chairman and
                                     Chief Executive Officer

Date:  August 14, 2002            By:    /s/ Craig T. Scott
                                     -------------------------------
                                     Craig T. Scott
                                     Vice President - Finance and
                                     Chief Financial Officer